Form 10-Q
period 1998-06-30
AMERICAN FOUNDATION LIFE INSURANCE CO/AL
filed 1998-08-14
CIK 1050566

------------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission File Number 333-42425

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

           ALABAMA                                       63-0761690
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                             2801 HIGHWAY 280 SOUTH
                            BIRMINGHAM, ALABAMA 35223
              (Address of principal executive offices and zip code)

                                 (205) 879-9230
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Number of shares of Common Stock, $10.00 par value, outstanding as of August 7, 1998: 200,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY



                                      INDEX



PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants....................................
        Condensed Statements of Income for the Three and Six  Months
          Months ended June 30, 1998 and 1997 (unaudited)....................
        Condensed Balance Sheets as of June 30, 1998
          (unaudited) and December 31, 1997..................................
        Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1998 and 1997 (unaudited)................
        Notes to Condensed Financial Statements (unaudited)..................

   Item 2.   Management's Narrative Analysis of the Results of Operations....

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K..................................

Signature....................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
American Foundation Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying condensed balance sheet of American Foundation Life Insurance Company as of June 30, 1998, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




                                                      PricewaterhouseCoopers LLP

Birmingham,  Alabama
July 28,  1998,  except for Note G
as to which the date is August 7, 1998




                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30
                                                                       ---------------------------------------------------------
                                                                       1998              1997              1998           1997
                                                                       ----             -----              ----           ----


REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1998 - $350,465; 1997 - $359,326
        six months: 1998 - $785,579; 1997 - $1,306,672)                $1,574,295     $2,494,389        $3,102,267     $4,675,394
     Net investment income                                              1,265,388      1,471,088         2,845,683      3,172,472
     Realized investment gains (losses)                                  (500,000)                        (500,000)
     Other income                                                                          8,718                            8,718
                                                                  ---------------   ------------   ---------------   ------------
                                                                        2,339,683      3,974,195         5,447,950      7,856,584
                                                                       ----------     ----------        ----------     ----------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1998 - $1,464,688; 1997 - $1,115,056
        six months: 1998 - $1,611,589; 1997 - $1,818,056)               2,125,140      2,651,956         3,281,445      4,714,738
     Amortization of deferred policy acquisition costs                     77,998         89,702           204,596        175,405
     Other operating expenses (net of reinsurance ceded:
        three months: 1998 - $74,910; 1997 - $8,727
        six months: 1998 - $(8,074); 1997 - $40,935)                      517,489        614,582           915,015      1,231,840
                                                                       ----------     ----------       -----------     ----------
                                                                        2,720,627      3,356,240         4,401,056      6,121,983
                                                                       ----------     ----------        ----------     ----------

INCOME (LOSS) BEFORE INCOME TAX                                          (380,944)       617,955         1,046,894      1,734,601

Income tax expense (benefit)                                             (106,664)       210,104           293,130        589,764
                                                                       ----------     ----------        ----------    -----------

NET INCOME (LOSS)                                                      $ (274,280)     $ 407,851        $  753,764     $1,144,837
                                                                       ==========      =========        ==========     ==========





















SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                                    AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS


                                                                                    JUNE 30             DECEMBER 31
                                                                                      1998                 1997
                                                                                 ---------------      -------------
                                                                                   (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                             $  69,976,596       $  68,201,559
    Mortgage loans on real estate                                                    9,510,921          10,902,986
    Investment in real estate, net                                                     401,266             407,624
    Policy loans                                                                    10,884,766          11,635,376
    Short-term investments                                                           3,042,238             873,844
                                                                                --------------      --------------
     Total investments                                                              93,815,787          92,021,389
  Cash                                                                                 522,103           2,218,201
  Accrued investment income                                                          1,279,372           1,230,529
  Accounts and premiums receivable, net                                                572,448           1,233,659
  Reinsurance receivables                                                            7,882,507           7,680,586
  Deferred policy acquisition costs                                                  1,841,534           1,692,285
  Other assets                                                                          52,401              70,809
                                                                               ---------------     ---------------
                                                                                  $105,966,152        $106,147,458


LIABILITIES
  Policy liabilities and accruals                                                 $ 55,872,901        $ 56,717,914
  Annuity deposits                                                                     958,808             929,124
  Other policyholders' funds                                                        12,064,067          12,080,458
  Other liabilities                                                                  6,192,203           8,964,653
  Deferred income taxes                                                              2,136,942           2,005,168
                                                                                 -------------       -------------
                                                                                    77,224,921          80,697,317
                                                                                  ------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized, issued, and outstanding: 200,000                              2,000,000           2,000,000
  Additional paid-in capital                                                         8,200,000           6,200,000
  Retained earnings                                                                 17,242,718          16,538,954
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1998 -$504,200; 1997 - $381,870)                                           1,296,513             709,187
                                                                                --------------      --------------
                                                                                    28,741,231          25,450,141
                                                                                --------------      --------------
                                                                                  $105,966,152        $106,147,458
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS




                                    AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                           1998            1997
                                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $    753,764    $  1,144,837
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs                                   204,596         175,405
       Capitalization of deferred policy acquisition costs                                (353,845)
       Deferred income tax                                                                 131,774         (10,724)
       Interest credited to universal life and investment products                         502,210         531,276
       Policy fees assessed on universal life and investment products                     (501,699)       (533,373)
       Change in accrued investment income and other receivables                           410,447       1,188,324
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                   (331,383)     (2,552,726)
       Change in other liabilities                                                      (2,772,450)       (486,734)
       Other (net)                                                                          18,409          20,169
                                                                                   ---------------  --------------
    Net cash used in operating activities                                               (1,938,177)       (523,546)
                                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   43,867,398      55,713,990
       Other                                                                             1,396,084       1,514,020
    Sale of investments
       Investments available for sale                                                                      275,980
    Cost of investments acquired
       Investments available for sale                                                  (46,470,555)    (57,746,562)
                                                                                      ------------    ------------
    Net cash used in investing activities                                               (1,207,073)       (242,572)
                                                                                     -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                                                              (50,000)
    Change in universal life deposits                                                     (500,848)       (282,172)
    Capital contributions                                                                2,000,000
                                                                                      ------------
    Net cash provided by (used in) financing activities                                  1,449,152        (282,172)
                                                                                     -------------   -------------

INCREASE (DECREASE) IN CASH                                                             (1,696,098)     (1,048,290)
CASH AT BEGINNING OF PERIOD                                                              2,218,201       1,574,181
                                                                                     -------------    ------------
CASH AT END OF PERIOD                                                                $     522,103    $    525,891
                                                                                     =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period:
       Income taxes                                                                    $   200,000      $  675,000






























SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of American Foundation Life Insurance Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Form S-1 filed on April 16, 1998.

         All outstanding shares of the Company's common stock are owned by Protective Life Insurance Company (Protective), which is the principal operating subsidiary of Protective Life Corporation (PLC), an insurance holding company domiciled in the state of Delaware. All outstanding shares of the Company's preferred stock are owned by PLC. Protective is a wholly-owned subsidiary of PLC.


NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

         Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its affiliates, like other insurers, in the ordinary course of business, are involved in such litigation. Although the outcome of any such litigation cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


NOTE C - OPERATING SEGMENTS

         The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.


                                                             OPERATING SEGMENT INCOME FOR THE
                                                              SIX  MONTHS ENDED JUNE 30, 1998

                                                                          DENTAL AND
                                                                            CONSUMER                 FINANCIAL
                                              ACQUISITIONS                BENEFITS                 INSTITUTIONS

Premiums and policy fees                        $1,928,635                $  900,620                   $273,012
Net investment income                            2,095,553                   327,846
Realized investment gains (losses)
Other income
     Total revenues                              4,024,188                 1,228,466                    273,012
                                                ----------                ----------                   --------
Benefits and settlement expenses                 2,691,819                   465,462                    124,164
Amortization of deferred policy
 acquisition costs                                 156,597                                               47,999
Other operating expenses                           358,701                   552,412                     29,763
                                               -----------               -----------                  ---------
     Total benefits and expenses                 3,207,117                 1,017,874                    201,926
                                                ----------                ----------                   --------
Income before tax                                  817,071                   210,592                     71,086



                                                                  CORPORATE
                                                INVESTMENT          AND
                                                 PRODUCTS          OTHER             ADJUSTMENTS       TOTAL

Premiums and policy fees                                                                            $ 3,102,267
Net investment income                                             $ 422,284                           2,845,683
Realized investment gains (losses)                                                   $(500,000)        (500,000)
Other income
     Total revenues                                                 422,284           (500,000)      (5,447,950)
                                                                 ----------         ----------      -----------
Benefits and settlement expenses                                                                      3,281,445
Amortization of deferred policy
 acquisition costs                                                                                      204,596
Other operating expenses                          $(25,861)                                             915,015
                                                  --------                                         ------------
     Total benefits and expenses                   (25,861)                                           4,401,056
                                                 ---------      -----------       ------------      -----------
Income before tax                                   25,861          422,284           (500,000)       1,046,894
Income tax expense                                                                     293,130          293,130
                                                                                                   ------------
     Net income                                                                                     $   753,764
                                                                                                    ===========



                                                         OPERATING SEGMENT INCOME FOR THE
                                                          SIX  MONTHS ENDED JUNE 30, 1997

                                                          DENTAL AND       CORPORATE
                                                             CONSUMER        AND
                                        ACQUISITIONS       BENEFITS         OTHER      ADJUSTMENTS       TOTAL

Premiums and policy fees                  $2,003,471       $2,671,923                                   $4,675,394
Net investment income                      2,339,872          517,623      $314,977                      3,172,472
Realized investment gains (losses)
Other income                                                                  8,718                          8,718
                                     ---------------  ---------------    ----------                   ------------
     Total revenues                        4,343,343        3,189,546       323,695                      7,856,584
                                          ----------       ----------     ---------                     ----------
Benefits and settlement expenses           2,828,472        1,886,266                                    4,714,738
Amortization of deferred policy
  acquisition costs                          175,405                                                       175,405
Other operating expense                      441,555          790,285                                    1,231,840
                                         -----------       ----------                                   ----------
     Total benefits and expenses           3,445,432        2,676,551                                    6,121,983
                                          ----------       ---------- ------------- -------------       ----------
Income before tax                            897,911          512,995       323,695                      1,734,601
Income tax expense                                                                       $589,764          589,764
                                                                                                       -----------
      Net income                                                                                        $1,144,837


                                                           OPERATING SEGMENT ASSETS
                                                               JUNE 30, 1998

                                                       DENTAL AND                      CORPORATE
                                                         CONSUMER     FINANCIAL         AND
                                       ACQUISITIONS    BENEFITS      INSTITUTIONS       OTHER          TOTAL

Investments and other assets            $74,608,108    $6,615,480      $1,515,594     $21,385,436     $104,124,618
Deferred policy acquisition costs         1,449,999                       391,535                        1,841,534
                                       ---------------------------    ----------------------------  --------------
     Total assets                       $76,058,107    $6,615,480      $1,907,129     $21,385,436     $105,966,152
                                        ===========    ==========      ==========     ===========     ============



                                                           OPERATING SEGMENT ASSETS
                                                             DECEMBER 31, 1997

                                                             DENTAL AND          CORPORATE
                                                               CONSUMER           AND
                                       ACQUISITIONS          BENEFITS             OTHER                TOTAL

Investments and other assets            $76,644,539          $7,111,880          $20,698,754        $104,455,173
Deferred policy acquisition costs         1,692,285                                                    1,692,285
                                       ------------     ---------------    -----------------       -------------
     Total assets                       $78,336,824          $7,111,880          $20,698,754        $106,147,458
                                        ===========          ==========          ===========        ============




NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1998, and for the six months then ended, the Company had stockholders' equity and net income prepared in conformity with statutory reporting practices of $23.0 million and $0.7 million, respectively.


NOTE E - INVESTMENTS

         As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of stockholders' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect the Company's operations, its reported stockholders' equity will fluctuate significantly as interest rates change.

         The Company's balance sheets at June 30, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                              JUNE 30, 1998                DECEMBER 31, 1997
                              -------------                -----------------

Total investments            $  91,821,158                   $  90,930,332
All other assets                12,150,366                      14,126,069
                              -------------                   -------------
                              $103,971,524                    $105,056,401
                              ============                    ============

Deferred income taxes        $   1,438,828                   $   1,623,298
All other liabilities           75,087,978                      78,692,149
                             -------------                   -------------
                                76,526,806                      80,315,447
Stockholders' equity            27,444,718                      24,740,954
                             -------------                   -------------
                              $103,971,524                    $105,056,401
                              ============                    ============

NOTE F - COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the six months ended June 30, 1998 and 1997:

                                                                                          SIX MONTHS ENDED
                                                                                   1998                  1997
                                                                                   ----                  ----

          Net income                                                             $   753,764            $1,144,837
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1998 - $(17,670); 1997 - $(6,850))                                     227,326               (12,722)
          Reclassification adjustment for amounts
              included in net income (net of income
              tax: 1998 - $140,000)                                                  360,000
                                                                                ------------           -----------
          Comprehensive income                                                    $1,341,090            $1,132,115
                                                                                  ==========            ==========


NOTE G - ACQUISITION

          On August 7, 1998, PLC announced an agreement in which the Company will acquire, through a coinsurance transaction, a block of approximately 260,000 individual life insurance policies from Lincoln National Corporation. The transaction represents approximately $330 million of life insurance reserves and approximately $65 million of annual premium.


NOTE H - RECLASSIFICATIONS

          Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or stockholders' equity.

                 ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS


         American Foundation Life Insurance Company ("the Company"), a stock life insurance company, was founded in 1978. All outstanding shares of the Company's common stock are owned by Protective Life Insurance Company ("Protective"), which is the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of Company's preferred stock are owned by PLC. The Company is authorized to transact insurance business in 29 states, including New York.

         In accordance with General Instruction H(2)(a), the Company includes the following analysis with the reduced disclosure format.

         PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC operates through seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. And the retirement savings and investment products category includes the Guaranteed Investment Contracts and Investment Products Divisions.

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 1998, the Company was involved in the operations of three of PLC's Divisions: the Acquisition Division, the Dental Division and the Financial Institutions Division. PLC's Investment Products Division has plans to begin marketing through the Company in the third quarter of 1998. The Company has an additional business segment which is described herein as Corporate and Other.

         Protective has entered into an inter-company guaranty agreement, enforceable by the Company or its successors, whereby Protective has guaranteed the Company's payment of claims made by the holders of Company policies according to the terms of such policies. The guarantee will remain in force until the earlier of (a) when the Company achieves a claims-paying rating equal to or better than Protective without the benefit of any inter-company guaranty agreement or (b) 90 days after the guaranty agreement is revoked by written instrument; provided, however, even after any revocation or termination by such notice, the guarantee shall remain effective as to policies issued during the existence of the guaranty agreement.

         This report includes "forward-looking statements" which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                SIX MONTHS
                                                                  ENDED                          PERCENTAGE
                                                                  JUNE 30                         DECREASE
                                                          1998                1997
                                                          ----                ----

         Premiums and policy fees                       $3,102,267          $4,675,394             (33.6)%
         Net investment income                           2,845,683           3,172,472             (10.3)
         Realized investment losses                       (500,000)                                 --
         Other income                                                            8,718              --
                                                  ----------------       -------------
                                                        $5,447,950          $7,856,584
                                                        ==========          ==========


         Premiums and policy fees decreased $1.6 million or 33.6% in the first six months of 1998 over the first six months of 1997. Premiums and policy fees from the Acquisitions Division decreased $0.1 million. Premiums and policy fees related to the Dental Division decreased $1.8 million in the first six months of 1998 as compared to the same period in 1997, primarily due to the loss of a large customer at December 31, 1997. The Financial Institutions Division began operations in the Company in 1998 which resulted in $0.3 million of new premiums and policy fees in the first six months of 1998.

         Net investment income in the first six months of 1998 decreased by $0.3 million over the corresponding period of the preceding year, primarily due to a decline in interest rates.

         The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, the Company may sell any of its investments to maintain approximate matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities.

         The Company reported a $500,000 realized investment loss in the first six months of 1998 due to the establishment of an allowance for investment defaults.

INCOME BEFORE INCOME TAX

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                 OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE
                                        INCOME TAX SIX MONTHS ENDED JUNE 30

                                                                                  1998               1997
                                                                                  ----               ----
Operating Income (Loss)(1)
      Acquisitions                                                            $   817,071        $   897,911
      Dental and Consumer Benefits                                                210,592            512,995
      Financial Institutions                                                       71,086
      Investment Products                                                          25,861
      Corporate and Other                                                         422,284            323,695
                                                                              -----------        -----------
              Total operating income                                            1,546,894          1,734,601
                                                                               ----------         ----------

Realized Investment Gains (Losses)                                               (500,000)
              Total net                                                          (500,000)
Income (Loss) Before Income Tax
      Acquisitions                                                                817,071            897,911
      Dental and Consumer Benefits                                                210,592            512,995
      Financial Institutions                                                       71,086
      Investment Products                                                          25,861
      Corporate and Other                                                         (77,716)           323,695
                                                                             ------------        -----------
              Total income before tax                                          $1,046,894         $1,734,601
                                                                               ==========         ==========


(1) Income before tax excluding realized investment gains and losses.

         Pretax earnings from the Acquisitions Division decreased $0.1 million in the first six months of 1998 as compared to the same period of 1997. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

         Dental Division pretax earnings were $0.3 million lower in the first six months of 1998 as compared to the first six months of 1997 primarily due to the loss of a large customer at December 31, 1997.

         The Financial Institutions Division began operations in the Company in 1998. The Division had pretax earnings of $0.1 million for the first six months of 1998.

         The Investment Products Division which plans to began marketing in the third quarter of 1998 incurred a small amount (less than $0.1 million) of start-up expenses in the first six months of 1998.

         The Corporate and Other segment consists of net investment income not identified with the preceding operating divisions. Pretax income from this segment was $0.4 million in the first six months of 1998 and $0.3 million in the first six months of 1997.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:

            SIX MONTHS
              ENDED                                     ESTIMATED EFFECTIVE
             JUNE 30                                      INCOME TAX RATES

              1997                                            34.0  %
              1998                                            28.0

         The effective income tax rate for the full year of 1997 was 34.0%. Management's estimate of the effective income tax rate for 1998 is 28%.

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

          SIX MONTHS                                 NET INCOME
            ENDED                                                    PERCENTAGE
           JUNE 30                        TOTAL                       DECREASE

            1997                        $1,144,837                    (35.3)  %
            1998                           753,764                    (34.2)


         Compared to the same period in 1997, net income in the first six months of 1998 decreased $0.4 million, reflecting decreases related to the Acquisitions, Dental and Investment Products Divisions and realized investment losses which were partially offset by increases related to the Financial Institutions Division and the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" which revises the footnote disclosures about pension and other postretirement benefit plans. The FASB has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of these accounting standards are not expected to have a material effect on the Company's financial condition

YEAR 2000 DISCLOSURE.

      Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather that the year 2000. This "Year 2000" issue potentially affects all individuals and companies

(including the Company, its customers, business partners, suppliers, banks, custodians and administrators) The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

      The Company shares computer hardware and software with PLC, Protective, and other affiliates of PLC. PLC began work on the Year 2000 problem in 1995 and has developed and implemented a Year 2000 transition plan intended to identify and modify or replace important hardware and/or software systems on which it relies that have Year 2000 issues or to develop appropriate contingency measures. PLC has also developed and implemented a plan to identify and modify or replace secondary hardware and/or software systems on which it relies that have Year 2000 issues. Substantial resources are being devoted to this effort; however, the total costs to develop and implement these plans are not expected to be material. PLC is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue.

      The majority of the modifications necessary for PLC's mainframe systems to be able to process transactions dated beyond 1999 have been completed. PLC currently anticipates that its remaining systems with Year 2000 issues will be addressed and appropriate action taken before December 31, 1999. Due to the fact that PLC does not control all of the factors that could impact its Year 2000 readiness, there can be no assurances that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC's operations, or that the Year 2000 issue will not otherwise adversely affect PLC.

      PLC is developing detailed contingency plans for a large percentage of its remaining Year 2000 issues. PLC is also using research, direct inquiry, and/or testing to determine the Year 2000 readiness of critical vendors and business partners.

      Should some of PLC's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, PLC may experience significant delays in its ability to perform certain functions, but does not expect an inability to perform critical functions or to otherwise conduct business.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibit 27 - Financial data schedule
         Exhibit 99 - Safe Harbor for Forward-Looking Statements


                                                     SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN FOUNDATION LIFE INSURANCE COMPANY




Date:   August 14, 1998               /S/ JERRY W. DEFOOR
                                      -------------------
                                      Jerry W. DeFoor
                                      Vice President and Controller,
                                      and Chief Accounting Officer
                                      (Duly authorized officer)