Form 10-Q
period 1998-03-31
AMERICAN FOUNDATION LIFE INSURANCE CO/AL
filed 1998-08-20
CIK 1050566

FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of May 8, 1998: 200,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY



                                      INDEX



                                   PAGE NUMBER
PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Condensed Statements of Income for the Three Months
          ended March 31, 1998 and 1997 (unaudited)............................
        Condensed Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997....................................
        Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1998 and 1997 (unaudited)...............
        Notes to Condensed Financial Statements (unaudited)....................

   Item 2.   Management's Narrative Analysis of the Results of Operations......

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K....................................

Signature......................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
American Foundation Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying condensed balance sheet of American Foundation Life Insurance Company as of March 31, 1998, and the related condensed statements of income and condensed statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
April 23, 1998





                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31
                                                                                                          1998            1997
                                                                                                          ----            ----


REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        1998 - $435,114; 1997 - $947,346)                                                               $1,527,972    $2,181,005
     Net investment income                                                                               1,580,295     1,701,384
                                                                                                        ----------    ----------
                                                                                                         3,108,267     3,882,389

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        1998 - $146,901; 1997 - $703,000)                                                                1,156,305     2,062,782
     Amortization of deferred policy acquisition costs                                                     126,598        85,703
     Other operating expenses (net of reinsurance ceded:
        1998 - $(82,984); 1997 - $32,208)                                                                  397,526       617,258
                                                                                                        ----------    ----------
                                                                                                         1,680,429     2,765,743

INCOME BEFORE INCOME TAX                                                                                 1,427,838     1,116,646

Income tax expense                                                                                         399,794       379,660
                                                                                                       -----------    ----------

NET INCOME                                                                                              $1,028,044     $ 736,986
                                                                                                        ==========     =========




























SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                    AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS


                                                                                     MARCH 31         DECEMBER 31
                                                                                       1998              1997
                                                                                 ---------------     -------------
                                                                                   (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                             $  66,459,518       $  68,201,559
    Mortgage loans on real estate                                                   10,660,514          10,902,986
    Investment in real estate, net                                                     404,445             407,624
    Policy loans                                                                    11,438,426          11,635,376
    Short-term investments                                                           3,508,551             873,844
                                                                                --------------      --------------
     Total investments                                                              92,471,454          92,021,389
  Cash                                                                                 922,319           2,218,201
  Accrued investment income                                                          1,170,842           1,230,529
  Accounts and premiums receivable, net                                                238,332           1,233,659
  Reinsurance receivables                                                            8,673,636           7,680,586
  Deferred policy acquisition costs                                                  1,718,264           1,692,285
  Other assets                                                                          50,884              70,809
                                                                               ---------------     ---------------
                                                                                  $105,245,731        $106,147,458


LIABILITIES
  Policy liabilities and accruals                                                 $ 55,623,001        $ 56,717,914
  Annuity deposits                                                                     935,924             929,124
  Other policyholders' funds                                                        11,871,542          12,080,458
  Other liabilities                                                                  8,508,967           8,964,653
  Deferred income taxes                                                              1,795,893           2,005,168
                                                                                --------------       -------------
                                                                                    78,735,327          80,697,317
                                                                                 -------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized, issued, and outstanding: 200,000                              2,000,000           2,000,000
  Additional paid-in capital                                                         6,200,000           6,200,000
  Retained earnings                                                                 17,566,998          16,538,954
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1998 -$399,219; 1997 - $381,870)                                             741,406             709,187
                                                                                --------------      --------------
                                                                                    26,510,404          25,450,141
                                                                                --------------      --------------
                                                                                  $105,245,731        $106,147,458
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS                                     ==============      ==============

                                       4




                                    AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                          1998              1997
                                                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $ 1,028,044   $     736,986
    Adjustments to reconcile net income to net cash used in operating activities:
       Amortization of deferred policy acquisition costs                                   126,598          85,703
       Capitalization of deferred policy acquisition costs                                (152,577)
       Deferred income tax                                                                (209,275)       (396,658)
       Accrued income tax                                                                                  339,893
       Interest credited to universal life and investment products                         252,161         264,536
       Policy fees assessed on universal life and investment products                     (257,535)       (270,075)
       Change in accrued investment income and other receivables                            61,964         948,762
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                 (1,109,247)     (1,778,019)
       Change in other liabilities                                                        (455,686)       (511,110)
       Other (net)                                                                          19,925          18,722
                                                                                    --------------  --------------
    Net cash used in operating activities                                                 (695,628)       (561,260)
                                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   48,399,721      37,080,207
       Other                                                                               246,103         273,901
    Sale of investments
       Investments available for sale                                                                      275,980
    Cost of investments acquired
       Investments available for sale                                                  (49,063,670)    (36,935,096)
                                                                                      ------------    ------------
    Net cash provided by (used in) investing activities                                   (417,846)        694,992
                                                                                     -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in universal life deposits                                                     (182,408)       (187,782)
                                                                                     -------------   -------------
    Net cash used in financing activities                                                 (182,408)       (187,782)
                                                                                     -------------   -------------

DECREASE IN CASH                                                                        (1,295,882)        (54,050)
CASH AT BEGINNING OF PERIOD                                                              2,218,201       1,574,181
                                                                                      ------------    ------------
CASH AT END OF PERIOD                                                                 $    922,319     $ 1,520,131
                                                                                      ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Income taxes                                                                                     $  275,000






SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of American Foundation Life Insurance Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Form S-1 filed on April 16, 1998.

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


NOTE C - OPERATING SEGMENTS

         The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the recognition of income tax expense. There are no asset adjustments.


                                                               OPERATING SEGMENT INCOME FOR THE
                                                               THREE MONTHS ENDED MARCH 31, 1998

                                                                         DENTAL AND
                                                                          CONSUMER                  FINANCIAL
                                              ACQUISITIONS                BENEFITS                 INSTITUTIONS

Premiums and policy fees                      $  953,069                   $475,952                    $98,951
Net investment income                          1,156,083                    194,703
                                              ----------                   --------                   --------
     Total revenues                            2,109,152                    670,655                     98,951
                                              ----------                   --------                    -------
Benefits and settlement expenses               1,120,588                        288                     35,429
Amortization of deferred policy
 acquisition costs                               110,597                                                16,001
Other operating expenses                          68,225                    343,317                     11,845
                                             -----------                   --------                    -------
     Total benefits and expenses               1,299,410                    343,605                     63,275
                                              ----------                   --------                    -------
Income before tax                                809,742                    327,050                     35,676



                                                                  CORPORATE
                                                INVESTMENT          AND
                                                 PRODUCTS          OTHER             ADJUSTMENTS       TOTAL

Premiums and policy fees                                                                             $1,527,972
Net investment income                                              $229,509                           1,580,295
                                                                   --------                          ----------
     Total revenues                                                 229,509                           3,108,267
                                                                  ---------                          ----------
Benefits and settlement expenses                                                                      1,156,305
Amortization of deferred policy
 acquisition costs                                                                                      126,598
Other operating expenses                          $(25,861)                                             397,526
                                                  --------                                          -----------
     Total benefits and expenses                   (25,861)                                           1,680,429
                                                  --------      -----------                         -----------
Income before tax                                   25,861          229,509                           1,427,838
Income tax expense                                                                    $399,794          399,794
                                                                                                    -----------
     Net income                                                                                      $1,028,044



                        OPERATING SEGMENT INCOME FOR THE
                        THREE MONTHS ENDED MARCH 31, 1997

                                                           DENTAL AND       CORPORATE
                                                            CONSUMER           AND
                                        ACQUISITIONS        BENEFITS          OTHER     ADJUSTMENTS       TOTAL

Premiums and policy fees                $   967,000        $1,214,005                                  $ 2,181,005
Net investment income                     1,262,744           274,255       $164,385                     1,701,384
                                         ----------       -----------       --------                   -----------
     Total revenues                       2,229,744         1,488,260        164,385                     3,882,389
                                         ----------        ----------       --------                   -----------
Benefits and settlement expenses          1,252,407           810,375                                    2,062,782
Amortization of deferred policy
  acquisition costs                          85,703                                                         85,703
Other operating expense                     221,978           395,280                                      617,258
                                        -----------       -----------                                 ------------
     Total benefits and expenses          1,560,088         1,205,655                                    2,765,743
                                         ----------        ----------    -----------                   -----------
Income before tax                           669,656           282,605        164,385                     1,116,646
Income tax expense                                                                       $379,660          379,660
                                                                                                      ------------
      Net income                                                                                       $   736,986
                                                                                                       ===========



                                                           OPERATING SEGMENT ASSETS
                                                                 MARCH 31, 1998
                                                       DENTAL AND                      CORPORATE
                                                        CONSUMER        FINANCIAL         AND
                                       ACQUISITIONS     BENEFITS      INSTITUTIONS       OTHER          TOTAL

Investments and other assets            $74,496,145    $6,925,345     $   839,792     $21,266,185     $103,527,467
Deferred policy acquisition costs         1,495,999                       222,265                        1,718,264
                                       ---------------------------    ----------------------------   -------------
     Total assets                       $75,992,144    $6,925,345      $1,062,057     $21,266,185     $105,245,731
                                        ===========    ==========      ==========     ===========     ============



                                                           OPERATING SEGMENT ASSETS
                                                               DECEMBER 31, 1997

                                                            DENTAL AND           CORPORATE
                                                             CONSUMER               AND
                                       ACQUISITIONS          BENEFITS              OTHER                TOTAL

Investments and other assets            $76,644,539          $7,111,880          $20,698,754          $104,455,173
Deferred policy acquisition costs         1,692,285                                                      1,692,285
                                       ------------     ---------------    -----------------        --------------
     Total assets                       $78,336,824          $7,111,880          $20,698,754          $106,147,458
                                        ===========          ==========          ===========          ============


NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1998, and for the three months then ended, the Company had stockholders' equity and net income prepared in conformity with statutory reporting practices of $21.0 million and $0.7 million, respectively.


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

         The Company's balance sheets at March 31, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                          MARCH 31, 1998                DECEMBER 31, 1997
                                                          --------------                -----------------

Total investments                                          $  91,330,830                    $  90,930,332
All other assets                                              12,774,276                       14,126,069
                                                           -------------                    -------------
                                                            $104,105,106                     $105,056,401
                                                            ============                     ============

Deferred income taxes                                     $    1,396,674                    $   1,623,298
All other liabilities                                         76,939,434                       78,692,149
                                                          --------------                    -------------
                                                              78,336,108                       80,315,447
Stockholders' equity                                          25,768,998                       24,740,954
                                                          --------------                    -------------
                                                            $104,105,106                     $105,056,401
                                                            ============                     ============


NOTE F - COMPREHENSIVE INCOME

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the three months ended March 31, 1998 and 1997:

                                                                                         THREE MONTHS ENDED
                                                                                     1998                 1997
                                                                                     ----                 ----

          Net income                                                              $1,028,044           $ 736,986
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1998 - $17,349; 1997 - $(456,367))                                      32,219            (847,538)
                                                                                ------------           ---------
          Comprehensive income (loss)                                             $1,060,263           $(110,552)
                                                                                  ==========           =========


NOTE G - RECLASSIFICATIONS

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

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 1998, the Company was involved in the operations of three of PLC's Divisions: the Acquisition Division, the Dental Division and the Financial Institutions Division. PLC's Investment Products Division has plans to begin marketing through the Company in the third quarter of 1998. The Company has an additional business segment which is described herein as Corporate and Other.

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

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                     THREE MONTHS
                                                        ENDED                         PERCENTAGE
                                                       MARCH 31                        DECREASE
                                               1998                1997
                                               ----                ----

         Premiums and policy fees           $1,527,972          $2,181,005             (29.9)%
         Net investment income               1,580,295           1,701,384              (7.1)
                                            ----------          ----------
                                            $3,108,267          $3,882,389
                                            ==========          ==========


         Premiums and policy fees decreased $653.0 thousand or 29.9% in the first three months of 1998 over the first three months of 1997. Premiums and policy fees from the Acquisitions Division decreased $13.9 thousand. Premiums and policy fees related to the Dental Division decreased $738.1 thousand in the first three months of 1998 as compared to the same period in 1997, primarily due to the loss of a large customer at December 31, 1997. The Financial Institutions Division began operations in the Company in 1998 which resulted in $99.0 thousand of new premiums and policy fees in the first three months of 1998.

         Net investment income in the first three months of 1998 decreased by $121.1 thousand over the corresponding period of the preceding year, primarily due to a decline in interest rates.

INCOME BEFORE INCOME TAX

         The following table sets forth income before income tax by business segment for the periods shown:

                                             INCOME BEFORE INCOME TAX
                                            THREE MONTHS ENDED MARCH 31

                                                                              1998                  1997
                                                                              ----                  ----

Income Before Income Tax
      Acquisitions                                                       $   809,742            $   669,656
      Dental and Consumer Benefits                                           327,050                282,605
      Financial Institutions                                                  35,676
      Investment Products                                                     25,861
      Corporate and Other                                                    229,509                164,385
                                                                         -----------           ------------
             Total income before tax                                      $1,427,838             $1,116,646
                                                                          ==========             ==========




         Pretax earnings from the Acquisitions Division increased $140.1 thousand in the first three months of 1998 as compared to the same period of 1997. Earnings from the Acquisition Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

         Dental Division pretax earnings were $44.4 thousand higher in the first three months of 1998 as compared to the first three months of 1997. Although premiums and policy fees in the first quarter of 1998 were lower as compared to the first quarter of 1997, pretax earnings increased primarily due to an adjustment to claim reserves in the first quarter of 1998.

         The Financial Institutions Division began operations in the Company in 1998. The Division had pretax earnings of $35.7 thousand for the first three months of 1998.

         The Investment Products Division which plans to began marketing in the third quarter of 1998 incurred a small amount of start-up expenses in the first three months of 1998.

         The Corporate and Other segment consists of net investment income not identified with the preceding operating divisions. Pretax income from this segment was $229.5 thousand in the first three months of 1998 and $164.4 thousand in the first three months of 1997.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:

        THREE MONTHS
           ENDED                                     ESTIMATED EFFECTIVE
          MARCH 31                                     INCOME TAX RATES

           1997                                             34.0  %
           1998                                             28.0

         The effective income tax rate for the full year of 1997 was 34.0%. Management's estimate of the effective income tax rate for 1998 is 28% due to an increase in the Company's investment in tax exempt bonds.

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                  THREE MONTHS                              NET INCOME
                     ENDED                                  PERCENTAGE
                    MARCH 31                                 INCREASE/
                                     TOTAL                  (DECREASE)

                      1997       $  736,986                    (23.5)  %
                      1998        1,028,044                     39.5

         Compared to the same period in 1997, net income in the first three months of 1998 increased $291.1 thousand, reflecting increases related to all divisions and the Corporate and Other segment.

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



                                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY




Date:   August 20, 1998                         /S/ JERRY W. DEFOOR
                                                -------------------
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)