Form 10-Q
period 1998-09-30
AMERICAN FOUNDATION LIFE INSURANCE CO/AL
filed 1998-11-13
CIK 1050566

-------------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of November 6, 1998: 250,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Condensed Statements of Income for the Three and Nine  Months
          ended September 30, 1998 and 1997 (unaudited)........................
        Condensed Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997....................................
        Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1998 and 1997 (unaudited)............
        Notes to Condensed Financial Statements (unaudited)....................

   Item 2.   Management's Narrative Analysis of the Results of Operations......

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K....................................

Signature......................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
American Foundation Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying condensed balance sheet of American Foundation Life Insurance Company as of September 30, 1998, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and condensed statements of cash flows for the nine-months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 27, 1998





                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                                           -----------------------------------------------------
                                                                           1998          1997               1998         1997
                                                                           ----          ----               ----         ----

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1998 - $423,045; 1997 - $881,068
        nine months: 1998 - $1,208,624; 1997 - $2,187,739)             $1,826,997     $2,147,726        $4,929,264    $ 6,823,120
     Net investment income                                              2,047,860      1,628,030         4,893,543      4,800,502
     Realized investment gains (losses)                                                                   (500,000)
     Other income                                                                                                           8,718
                                                                       ----------     ----------         ---------     ----------
                                                                        3,874,857      3,775,756         9,322,807     11,632,340
                                                                       ----------     ----------         ---------     ----------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1998 - $1,206,396; 1997 - $563,730
        nine months: 1998 - $2,817,986; 1997 - $2,381,786               2,686,038      2,117,545         5,967,483      6,832,283
     Amortization of deferred policy acquisition costs                    106,783         85,703           311,379        261,108
     Other operating expenses (net of reinsurance ceded:
        three months: 1998 - $213,656; 1997 - $1,619
        nine months: 1998 - $205,582; 1997 - $42,013)                     222,514        595,451         1,137,529      1,827,291
                                                                       ----------      ---------         ---------      ---------
                                                                        3,015,335      2,798,699         7,416,391      8,920,682
                                                                       ----------      ---------         ---------      ---------
INCOME BEFORE INCOME TAX                                                  859,522        977,057         1,906,416      2,711,658

Income tax expense                                                        240,666        332,200           533,796        921,964
                                                                       ----------      ---------         ---------      ---------
NET INCOME                                                             $  618,856     $  644,857        $1,372,620    $ 1,789,694
                                                                       ==========     ==========        ==========      =========



















See notes to condensed financial statements



                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS


                                                                                   SEPTEMBER 30        DECEMBER 31
                                                                                       1998               1997
                                                                                   ------------        ------------
                                                                                    (Unaudited)
ASSETS
  Investments
    Fixed maturities                                                              $ 74,743,852       $  68,201,559
    Mortgage loans on real estate                                                    8,400,177          10,902,986
    Investment in real estate, net                                                     398,087             407,624
    Policy loans                                                                     9,797,777          11,635,376
    Short-term investments                                                           2,000,000             873,844
                                                                                   ------------        ------------
     Total investments                                                              95,339,893          92,021,389
  Cash                                                                                 945,224           2,218,201
  Accrued investment income                                                          1,260,811           1,230,529
  Accounts and premiums receivable, net                                                977,516           1,233,659
  Reinsurance receivables                                                            7,436,070           7,680,586
  Deferred policy acquisition costs                                                  1,973,956           1,692,285
  Other assets                                                                          52,401              70,809
  Assets held in separate accounts                                                      21,717
                                                                                  -------------       ------------
                                                                                  $108,007,588        $106,147,458
                                                                                  =============       ============

LIABILITIES
  Policy liabilities and accruals                                                 $ 55,757,160        $ 56,717,914
  Annuity deposits                                                                   1,009,679             929,124
  Other policyholders' funds                                                        11,883,412          12,080,458
  Other liabilities                                                                  6,486,298           8,964,653
  Accrued income taxes                                                                  11,978
  Deferred income taxes                                                              2,281,655           2,005,168
  Liabilities held in separate accounts                                                 21,717
                                                                                  ------------         -----------
                                                                                    77,451,899          80,697,317
                                                                                  ------------         -----------


COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized, issued, and outstanding:
     1998 - 250,000: 1997 - 200,000                                                  2,500,000           2,000,000
  Additional paid-in capital                                                         8,200,000           6,200,000
  Retained earnings                                                                 17,361,575          16,538,954
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1998 -$969,156; 1997 - $381,870)                                           2,492,114             709,187
                                                                                  ------------        ------------
                                                                                    30,555,689          25,450,141
                                                                                  ------------        ------------
                                                                                  $108,007,588        $106,147,458
                                                                                  ============        ============








See notes to condensed financial statements





                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                               September 30
                                                                                           1998            1997
                                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $   1,372,620    $  1,789,694
    Adjustments to reconcile net income to net cash used in operating activities:
       Amortization of deferred policy acquisition costs                                   311,379         261,108
       Capitalization of deferred policy acquisition costs                                (593,050)
       Deferred income tax                                                                (566,340)        375,228
       Accrued income tax                                                                   11,978
       Interest credited to universal life and investment products                         811,436         839,159
       Policy fees assessed on universal life and investment products                     (751,805)       (791,050)
       Change in accrued investment income and other receivables                           470,377       1,447,487
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                   (194,536)     (3,245,213)
       Change in other liabilities                                                      (2,478,355)        276,712
       Other (net)                                                                          18,408          19,820
                                                                                        -----------     ----------
    Net cash used in operating (provided by) activities                                 (1,587,888)        972,945
                                                                                        -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   12,857,145      82,591,759
       Other                                                                             2,515,965         246,103
    Sale of investments
       Investments available for sale                                                                      275,980
    Cost of investments acquired
       Investments available for sale                                                  (16,546,471)    (85,103,098)
                                                                                       ------------    ------------
    Net cash used in investing activities                                               (1,173,361)     (1,989,256)
                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                                                              (50,000)        (50,000)
    Change in universal life deposits                                                     (461,728)        (25,982)
    Capital contributions                                                                2,000,000               0
                                                                                       ------------     -----------
    Net cash provided by (used in) financing activities                                  1,488,272         (75,982)
                                                                                       -----------      -----------
INCREASE (DECREASE) IN CASH                                                             (1,272,977)     (1,092,293)
CASH AT BEGINNING OF PERIOD                                                              2,218,201       1,574,181

                                                                                       -----------     -----------
CASH AT END OF PERIOD                                                                $     945,224   $     481,888
                                                                                       ===========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Income taxes                                                                    $   350,000      $  675,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
    Issuance of common stock dividend                                                  $   500,000





See notes to condensed financial statements

                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of American Foundation Life Insurance Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's Form S-1 filed on April 16, 1998.

         All outstanding shares of the Company's common stock are owned by Protective Life Insurance Company ("Protective"), which is the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company domiciled in the state of Delaware. All outstanding shares of the Company's preferred stock are owned by PLC. Protective is a wholly-owned subsidiary of PLC.


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


                                                                   OPERATING SEGMENT INCOME FOR THE
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                               DENTAL AND
                                                                                CONSUMER                FINANCIAL
                                                    ACQUISITIONS                BENEFITS               INSTITUTIONS
                                                    ------------                --------               ------------
Premiums and policy fees                             $2,880,352                $1,520,945               $527,947
Net investment income                                 3,565,457                   518,138
Realized investment gains (losses)
Other income                                          ---------                 ---------                -------
     Total revenues                                   6,445,809                 2,039,083                527,947
                                                      ---------                 ---------                -------
Benefits and settlement expenses                      4,368,904                 1,329,099                268,035
Amortization of deferred policy
 acquisition costs                                      197,597                                          113,782
Other operating expenses                                581,969                   540,851                 36,821
                                                      ---------                 ---------                -------
     Total benefits and expenses                      5,148,470                 1,869,950                418,638
                                                      ---------                 ---------                -------
Income before income tax                              1,297,339                   169,133                109,309


                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER           ADJUSTMENTS        TOTAL
                                                     --------         -----           -----------        -----
Premiums and policy fees                           $      20                                            $4,929,264
Net investment income                                                 $809,948                           4,893,543
Realized investment gains (losses)                                                    $(500,000)          (500,000)
Other income                                          ------          --------         ---------          ----------
     Total revenues                                       20           809,948         (500,000)         9,322,807
                                                      ------          --------         ---------         ----------
Benefits and settlement expenses                       1,445                                             5,967,483
Amortization of deferred policy
 acquisition costs                                                                                         311,379
Other operating expenses                             (22,112)                                            1,137,529
                                                      ------                                             ---------
     Total benefits and expenses                     (20,667)                                            7,416,391
                                                      ------          --------         --------          ---------
Income before income tax                              20,687           809,948         (500,000)         1,906,416
Income tax expense                                                                      533,796            533,796
                                                                                                         ---------
     Net income                                                                                         $1,372,620
                                                                                                         =========





                                                                  OPERATING SEGMENT INCOME FOR THE
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                              DENTAL AND
                                                                               CONSUMER                FINANCIAL
                                                    ACQUISITIONS               BENEFITS               INSTITUTIONS
                                                    ------------               --------               ------------
Premiums and policy fees                            $3,085,680                 $3,737,440
Net investment income                                3,533,140                    786,297
Realized investment gains (losses)
Other income                                             8,718
                                                     ---------                 ----------
     Total revenues                                  6,627,538                  4,523,737
                                                     ---------                 ----------
Benefits and settlement expenses                     4,029,853                  2,802,430
Amortization of deferred policy
 acquisition costs                                     261,108
Other operating expenses                               454,467                  1,188,860
                                                     ---------                  ---------
     Total benefits and expenses                     4,745,428                  3,991,290
                                                     ---------                  ---------
Income before income tax                             1,882,110                    532,447



                                                                        CORPORATE
                                                    INVESTMENT            AND
                                                     PRODUCTS            OTHER         ADJUSTMENTS       TOTAL
                                                     --------            -----         -----------       -----
Premiums and policy fees                                                                               $ 6,823,120
Net investment income                                                   $481,065                         4,800,502
Realized investment gains (losses)
Other income                                                                                                 8,718
                                                                        --------                        ----------
     Total revenues                                                      481,065                        11,632,340
                                                                        --------                        ----------
Benefits and settlement expenses                                                                         6,832,283
Amortization of deferred policy
 acquisition costs                                                                                         261,108
Other operating expenses                                                 183,964                         1,827,291
                                                                         -------                         ---------
     Total benefits and expenses                                         183,964                         8,920,682
                                                                         -------                         ---------
Income before income tax                                                 297,101                         2,711,658
Income tax expense                                                                      $921,964           921,964
                                                                                                         ---------
     Net income                                                                                        $ 1,789,694
                                                                                                         =========




                                                                      OPERATING SEGMENT ASSETS
                                                                         SEPTEMBER 30, 1998

                                                                             DENTAL AND
                                                                              CONSUMER                 FINANCIAL
                                                   ACQUISITIONS               BENEFITS                INSTITUTIONS
                                                   ------------               --------                ------------
Investments and other assets                        $72,437,428               $6,944,487                $2,274,484
Deferred policy acquisition costs                     1,408,999                                            564,957
                                                    -----------                ---------                 ---------
     Total assets                                   $73,846,427               $6,944,487                $2,839,441
                                                    ===========                =========                 =========


                                                                               CORPORATE
                                                     INVESTMENT                  AND
                                                      PRODUCTS                  OTHER                  TOTAL

Investments and other assets                          $287,139                $24,090,094             $106,033,632
Deferred policy acquisition costs                                                                        1,973,956
                                                      --------                 ----------              -----------
     Total assets                                     $287,139                $24,090,094             $108,007,588
                                                       =======                 ==========              ===========



                                                                      OPERATING SEGMENT ASSETS
                                                                         DECEMBER 31, 1997

                                                                             DENTAL AND
                                                                              CONSUMER                 FINANCIAL
                                                   ACQUISITIONS               BENEFITS                INSTITUTIONS
                                                   ------------               --------                ------------

Investments and other assets                        $76,644,539               $7,111,880
Deferred policy acquisition costs                     1,692,285
                                                     ----------                ---------
     Total assets                                   $78,336,824               $7,111,880
                                                     ==========                =========

                                                                               CORPORATE
                                                     INVESTMENT                  AND
                                                      PRODUCTS                  OTHER                  TOTAL

Investments and other assets                                                 $20,698,754              $104,455,173
Deferred policy acquisition costs                                                                        1,692,285
                                                                              ----------               -----------
     Total assets                                                            $20,698,754              $106,147,458
                                                                              ==========               ===========



                                        9

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1998, and for the nine months then ended, the Company had stockholders' equity and net income prepared in conformity with statutory reporting practices of $23.3 million and $1.0 million, respectively.


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

         The Company's balance sheets at September 30, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                           SEPTEMBER 30, 1998             DECEMBER 31, 1997
Total investments                                             $  71,282,582                 $  90,930,332
All other assets                                                 33,263,736                    14,126,069
                                                               ------------                  ------------
                                                               $104,546,318                  $105,056,401
                                                                ===========                   ===========

Deferred income taxes                                        $    1,312,499                 $   1,623,298
All other liabilities                                            75,170,244                    78,692,149
                                                               ------------                  ------------
                                                                 76,482,743                    80,315,447
Stockholders' equity                                             28,063,575                    24,740,954
                                                               ------------                  ------------
                                                               $104,546,318                  $105,056,401
                                                                ===========                   ===========

NOTE F - COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the nine months ended September 30, 1998 and 1997:

                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                                     1998                 1997
                                                                                     ----                 ----
          Net income                                                              $1,372,620            $1,789,694
          Increase in net unrealized gains
              on investments (net of income tax:
              1998 - $553,361; 1997 - $427,835)                                    1,422,927               794,550
          Reclassification adjustment for amounts
              included in net income (net of income
              tax: 1998 - $140,000)                                                  360,000
                                                                                  ----------            ----------
          Comprehensive income                                                    $3,155,547            $2,584,244
                                                                                  ==========            ==========

NOTE G - ACQUISITION

          On October 14, 1998, the Company completed its acquisition of approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.

          In the transaction, the Company will assume the $330 million of life insurance reserves, and receive approximately $30 million of policy loans and $200 million of cash. In connection with the transaction, Protective contributed approximately $96.9 million of capital in the form of corporate bonds.


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

                 ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS


         American Foundation Life Insurance Company ("the Company"), a stock life insurance company, was founded in 1978. All outstanding shares of the Company's common stock are owned by Protective Life Insurance Company ("Protective"), which is the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company's preferred stock are owned by PLC. The Company is authorized to transact insurance business in 31 states, including New York and is an authorized reinsurer in an additional 13 states.

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

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September 30, 1998, the Company was involved in the operations of four of PLC's Divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

         This report includes "forward-looking statements" which express the Company's current expectations of future events and/or results. The word "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed. The Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                 NINE MONTHS                    PERCENTAGE
                                                                   ENDED                         INCREASE/
                                                                SEPTEMBER 30                     (DECREASE)
                                                           1998               1997
                                                           ----               ----
         Premiums and policy fees                       $4,929,264         $ 6,823,120            (27.8)%
         Net investment income                           4,893,543           4,800,502              1.9
         Realized investment losses                       (500,000)
         Other income                                                            8,718
                                                        ----------         -----------
                                                        $9,322,807         $11,632,340
                                                        ==========         ===========


         Premiums and policy fees decreased $1.9 million or 27.8% in the first nine months of 1998 over the first nine months of 1997. Premiums and policy fees from the Acquisitions Division decreased $0.2 million. Premiums and policy fees related to the Dental Division decreased $2.2 million in the first nine months of 1998 as compared to the same period in 1997, primarily due to the loss of a large customer at December 31, 1997. The Financial Institutions Division began operations in the Company in 1998 which resulted in $0.5 million of new premiums and policy fees in the first nine months of 1998. The Investment Products Division began marketing products through the Company during the third quarter of 1998 which produced a small amount (less than $0.1 million) of premiums and policy fees.

         Net investment income in the first nine months of 1998 increased slightly as compared to the corresponding period of the preceding year.

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

         The Company reported a $500,000 realized investment loss in the first nine months of 1998 due to the establishment of an allowance for investment defaults.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                  OPERATING INCOME AND INCOME BEFORE INCOME TAX
                         NINE MONTHS ENDED SEPTEMBER 30



                                                                               1998                    1997
                                                                               ----                    ----
Operating Income1
      Acquisitions                                                          $1,297,339              $1,882,110
      Dental and Consumer Benefits                                             169,133                 532,447
      Financial Institutions                                                   109,309
      Investment Products                                                       20,687
      Corporate and Other                                                      809,948                 297,101
                                                                             ---------               ---------
              Total operating income                                         2,406,416               2,711,658

Realized Investment Gains (Losses)
      Unallocated realized investment gains (losses)                          (500,000)
                                                                              ---------
              Total net                                                       (500,000)
                                                                              ---------
Income Before Income Tax
      Acquisitions                                                           1,297,339               1,882,110
      Dental and Consumer Benefits                                             169,133                 532,447
      Financial Institutions                                                   109,309
      Investment Products                                                       20,687
      Corporate and Other                                                      809,948                 297,101
      Unallocated realized investment gains (losses)                          (500,000)
                                                                             ----------             ----------
              Total income before tax                                       $1,906,416              $2,711,658
                                                                             =========              ==========

1 Income before tax excluding realized investment gains and losses.


         Pretax earnings from the Acquisitions Division decreased $0.6 million in the first nine months of 1998 as compared to the same period of 1997. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

         Dental Division pretax earnings were $0.4 million lower in the first nine months of 1998 as compared to the first nine months of 1997 primarily due to the loss of a large customer at December 31, 1997.

         The Financial Institutions Division began operations in the Company in 1998. The Division had pretax earnings of $0.1 million for the first nine months of 1998.

         The Investment Products Division began marketing in the third quarter of 1998. The Division had pretax earnings of less than $0.1 million in the first nine months of 1998.

         The Corporate and Other segment consists of net investment income not identified with the preceding operating divisions. Pretax income from this segment was $0.8 million in the first nine months of 1998 and $0.3 million in the first nine months of 1997.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

   NINE MONTHS
      ENDED                                            ESTIMATED EFFECTIVE
   SEPTEMBER 30                                          INCOME TAX RATES
   ------------                                        -------------------
       1997                                                    34  %
       1998                                                    28

         The effective income tax rate for the full year of 1997 was 34.0%. Management's estimate of the effective income tax rate for 1998 is 28%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                  NET INCOME
                                      -------------------------------------
     NINE MONTHS
       ENDED                                                     PERCENTAGE
    SEPTEMBER 30                       TOTAL                      DECREASE
    ------------                       -----                     ----------

       1997                          $1,789,694                    (23.5)%
       1998                           1,372,620                    (23.3)


         Compared to the same period in 1997, net income in the first nine months of 1998 decreased $0.4 million, reflecting decreases related to the Acquisitions, and Dental Divisions and realized investment losses which were partially offset by increases related to the Financial Institutions and Investment Products Divisions and the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" which revises the footnote disclosures about pension and other postretirement benefit plans. The FASB has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 134, "Accounting for MortgageBacked Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The adoption of these accounting standards is not expected to have a material effect on the Company's financial condition.

YEAR 2000 DISCLOSURE

      Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators) The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

      The Company shares computer hardware and software with PLC, Protective, and other affiliates of PLC. PLC began work on the Year 2000 problem in 1995 and has developed and implemented a Year 2000 transition plan intended to identify and modify or replace important hardware and/or software systems on which it relies that have Year 2000 issues or to develop appropriate contingency measures. PLC is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue. Substantial resources are being devoted to this effort; however, PLC cannot specifically identify all of the costs to develop and implement these plans. Since 1995, the costs that have been identified as relating to addressing the Year 2000 problem total less than $5 million.

      The majority of the modifications necessary for PLC's mainframe systems to be able to process transactions dated beyond 1999 have been completed and the remainder are targeted for completion by December 31, 1998. PLC's other systems are currently being addressed with most targeted completion dates being prior to June 30, 1999. PLC is developing detailed contingency plans for a large percentage of its remaining Year 2000 issues. PLC is also using research, direct inquiry, and/or testing to attempt to determine the Year 2000 readiness of critical vendors and business partners. During 1999, PLC will future date test its systems in a production environment, and finalize its contingency plans. PLC currrently anticipates that its remaining systems with Year 2000 issues will be addressed and appropriate action taken before December 31, 1999.

     Due to the fact that PLC does not control all of the factors that could impact it Year 2000 readiness, there can be no assurances that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC's operations, or that the Year 2000 issue will not otherwise adversely affect PLC.

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



                                   AMERICAN FOUNDATION LIFE INSURANCE COMPANY




Date:   November 13, 1998                        /s/ Jerry W. DeFoor
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)