Form 10-K
period 1998-12-31
AMERICAN FOUNDATION LIFE INSURANCE CO/AL
filed 1999-03-25
CIK 1050566

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------


                                    FORM 1O-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended                               Commission file number
     December 31, 1998                                          333-42425

                  --------------------------------------------



                           PROTECTIVE LIFE AND ANNUITY
                                INSURANCE COMPANY
              (formerly American Foundation Life Insurance Company)

             (Exact name of registrant as specified in its charter)

        Alabama                                              63-0761690
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

    2801 Highway 280 South
     Birmingham, Alabama                                        35223
    (Address of principal                                     (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (205) 879-9230

                  --------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                  --------------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X

    Aggregate market value of voting stock held by nonaffiliates of the registrant: None

    Number of shares of Common Stock, $10.00 Par Value, outstanding as of March 5, 1999: 250,000

    The registrant  meets the conditions set forth in General  Instruction  I(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction I(2).

                       DOCUMENTS INCORPORATED BY REFERENCE

 ------------------------------------------------------------------------------
                              None, except Exhibits

                                     PART I
Item 1.  Business
      Protective Life and Annuity Insurance Company ("the Company'), a stock life insurance company, was founded in 1978 as American Foundation Life Insurance Company. Effective March 1, 1999, the Company was renamed Protective Life and Annuity Insurance Company. Since 1983, all outstanding shares of the Company's common stock have been owned by Protective Life Insurance Company ("Protective"), which is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company's preferred stock are owned by PLC. The Company is authorized to transact insurance business, as an insurance company or a reinsurance company, in 48 states, including New York.

      PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. The retirement savings and investment products category includes the Guaranteed Investment Contracts and Investment Products Divisions.

      The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 1998, the Company was involved in the businesses of four of PLC's seven divisions: the Acquisitions Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

      Protective has entered into an intercompany guaranty agreement, enforceable by the Company or its successors, whereby Protective has guaranteed the Company's payment of claims made by the holders of Company policies according to the terms of such policies. The guarantee will remain in force until the earlier of (a) when the Company achieves a claims-paying rating equal to or better than Protective without the benefit of any inter-company guaranty agreement or (b) 90 days after the guaranty agreement is revoked by written instrument; provided, however, even after any revocation or termination by such notice, the guarantee shall remain effective as to policies issued during the existence of the guaranty agreement.

Item 2.  Properties
      The Company has no properties. The Company has contracts with PLC and Protective under which it receives investment, legal, and data processing on a fee basis and other managerial and administrative services on a shared cost basis.

      Protective's administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223.

Item 3.  Legal Proceedings
      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its affiliates is a party or of which any of its affiliates' properties is subject. For additional information regarding legal proceedings see Note F to the financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders Not required in accordance with General Instruction I(2)(c).

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters The Company is a wholly-owned subsidiary of Protective. All of the preferred stock issued by the Company is owned by PLC. Therefore, neither the Company's common stock nor its preferred stock is publicly traded.

      At December 31, 1998, $101.3 million of share-owners' equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

      Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 1999 is estimated to be $5.1 million.

      The Company paid preferred dividends of $0.1 million to PLC in each of 1998 and 1997. Also in 1998 the Company declared and paid a common stock dividend of 50,000 shares to Protective. The Company expects to continue to be able to pay cash dividends, subject to its earnings and financial condition and other relevant factors.

Item 6.  Selected Financial Data
      Not required in accordance with General Instruction I(2)(a).

Item 7.  Management's Narrative Analysis of the Results of Operations
      In accordance with General Instruction I(2)(a), the Company includes the following analysis with the reduced disclosure format.

Revenues
      The following table sets forth revenues by source for the periods shown:


                                                          Year Ended
                                                          December 31                Percentage
                                                                                      Increase
                                                      1998           1997            (Decrease)
                                                  ----------------------------------------------

 Premiums and policy fees..........................$  9,767,144  $  8,415,833          16.1%
 Net investment income.............................  10,678,166     6,233,845          71.3%
 Realized investment gains (losses)................     127,769       (59,889)         -
 Other income......................................        (598)        8,718        (106.9)%
                                                  -----------------------------
                                                    $20,572,481   $14,598,507
                                                  =============================

      Premiums and policy fees, net of reinsurance ("premiums and policy fees") increased $1.4 million or 16.1% in 1998 over 1997. The coinsurance by the Acquisitions Division of a block of policies from Lincoln National Corporation in October 1998 resulted in a $3.6 million increase in premiums and policy fees in 1998 as compared to 1997. The Dental Division's loss of a large customer at December 31, 1997 resulted in a $2.8 million decrease in premiums and policy fees in 1998 as compared to 1997. The Financial Institution Division began operating through the Company in late 1997. Premiums and policy fees from the Financial Institutions Division were $0.8 million higher in 1998 as compared to 1997 reflecting a full year of operations in 1998 as compared to a partial year in 1997.

      Net investment income for 1998 was $10.7 million or 71.3% higher than for the preceding year primarily due to increases in the average amount of invested assets associated with the coinsurance transaction described above. The percentage earned on average cash and investments was 6.4% in 1998 and 7.6% in 1997.

      The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities.

      In 1998, the Company established an allowance for uncollectible amounts on investments totaling $0.5 million at December 31, 1998. Realized investment gains in 1998 of $0.6 million were largely offset by the realized investment loss of $0.5 million to set up the above-mentioned investment allowance.

Income Before Income Tax
      The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                   Operating Income (Loss) and Income (Loss) Before
                                                           Income Tax Year Ended December 31

                                                               1998                           1997
                                                            ------------                  ------------

                 Operating Income (Loss)(1)
                 Life Insurance
                      Acquisitions                            $3,408,955                  $1,621,102
                 Specialty Insurance Products
                      Dental                                     736,761                     609,843
                      Financial Institutions                     387,194                       7,946
                 Retirement Savings and
                   Investment Products
                      Investment Products                        (58,991)
                 Corporate and Other                          (1,248,164)                    617,141
               --------------------------------------------------------------------------------------
                 Total operating income                        3,225,755                   2,856,032
               --------------------------------------------------------------------------------------
                 Realized Investment Gains (Losses)
                 Corporate and Other                             127,769                     (59,889)
               --------------------------------------------------------------------------------------
                 Total net                                       127,769                     (59,889)
               --------------------------------------------------------------------------------------
                 Income (Loss) Before Income Tax
                 Life Insurance
                      Acquisitions                             3,408,955                   1,621,102
                 Specialty Insurance Products
                      Dental                                     736,761                     609,843
                      Financial Institutions                     387,194                       7,946
                 Retirement Savings and
                   Investment Products
                      Investment Products                         (58,991)
                 Corporate and Other                           (1,120,395)                   557,252
               --------------------------------------------------------------------------------------
                 Total income before
                   income tax                                 $3,353,524                  $2,796,143
               --------------------------------------------------------------------------------------

                 (1) Income before income tax excluding realized investment gains and losses.

      Pretax earnings from the Acquisitions Division increased $1.8 million in 1998 as compared to 1997. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Division acquired approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna. This acquisition resulted in a $1.6 million increase in pretax earnings in 1998. The Division's mortality experience was approximately $0.3 million less favorable in 1998 than in 1997.

      The Dental Division's 1998 pretax earnings increased $0.1 million as compared to 1997. A decrease in earnings related to the loss of a large customer at December 31, 1997 was more than offset by increases in other areas.

      The Financial Institutions Division began operating through the Company in late 1997. The Division's 1998 pretax earnings were $0.4 million as compared to the Division's earnings from the latter part of 1997 which were insignificant.

      The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998, resulting in a pretax operating loss of approximately $0.1 million primarily related to start-up expenses.

      The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding business segments. Pretax losses for this segment were $1.1 million in 1998 as compared to pretax gains of $0.6 million in 1997 primarily due to decreased net investment income on capital.

Income Tax Expense
      The following table sets forth the effective income tax rates for the periods shown:

         Year Ended                                           Effective Income
         December 31                                              Tax Rates
         -----------                                          ---------------
             1998...........................................         28%
             1997...........................................         34%

      Management's current estimate of the effective income tax rate for 1999 is 28%.

Net Income
      The following table sets forth net income for the periods shown:

                                                             Net Income
                                                       -----------------------
                                                                    Percentage
         Year Ended                                                  Increase
         December 31                                   Amount       (Decrease)
                                                     ----------     ----------

             1998..................................  $2,414,538       30.8%
             1997..................................  $1,845,454      (23.6)%

      Compared to 1997, net income in 1998 increased 30.8%, reflecting improved operating earnings in the Acquisitions, Dental and Financial Institutions Divisions, and higher realized investment gains offset by lower operating earnings in the Investment Products Division and the Corporate and Other segment.

Recently Issued Accounting Standards
      For additional information regarding recently issued accounting standards see Note A to the financial statements included herein.

Year 2000 Disclosure
      Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

      The Company shares computer hardware and software with PLC. PLC began work on the Year 2000 problem in 1995. At that time, PLC identified and assessed PLC's critical mainframe systems, and prioritized the remediation efforts that were to follow. During 1998 all other hardware and software, including non-information technology (non-IT) related hardware and software, were included in the process. PLC's Year 2000 plan includes all subsidiaries.

      PLC estimates that Year 2000 remediation is complete for most of its insurance administration and general administration systems. Of the general administration systems that are not yet remediated, the majority are new systems that were implemented during 1998 and are scheduled to be upgraded to the current release of the system during the second quarter of 1999. All remediated systems are currently in production. Personal computer network hardware and software have been reviewed, with upgrades implemented where necessary. A review of personal computer desktop software is in progress, but not complete. All Year 2000 personal computer preparations are expected to be completed by June 30, 1999. With respect to non-IT equipment and processes, the assessment and remediation is progressing on schedule and all known issues are expected to be remediated before December 31, 1999.

      Two insurance administration systems identified as mission critical are not yet fully remediated. A personal computer database system that processes member information for one subsidiary is currently being remediated. This effort is on schedule and targeted to be complete by June 30, 1999. Also, another personal computer application, which processes policy information for one line of business, is being re-written and is currently in test.
This system is targeted to be in production by April 30, 1999.

      Future date tests are used to verify a system's ability to process transactions dated up to and beyond January 1, 2000. Future date tests are complete or in-progress for the majority of PLC's mission-critical systems. A large portion of the testing is conducted by a contract programming staff dedicated full time to Year 2000 preparations.
These resources have been part of PLC's Year 2000 project since 1995.

      Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. PLC is using its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Integrated testing will continue throughout 1999.

      Business partners and suppliers that provide products or services critical to PLC's operations are being reviewed and in some cases their Year 2000 preparations are being monitored by the Company. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000. Initial reviews are targeted to be completed in the first quarter of 1999. Monitoring and testing of critical partners and suppliers will continue throughout 1999. Formal contingency planning will begin in March 1999 and continue throughout the year. These plans will augment PLC's existing disaster recovery plans.

      PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through December 31, 1998, costs that have been specifically identified as relating to the Year 2000 problem total $3.9 million, with an additional $1.3 million estimated to be required to support continued testing activity. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

      Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurances that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair the Company's operations, or that the Year 2000 issue will not otherwise adversely affect the Company.

     Should some of the Company's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience significant delays in its ability to perform certain functions, but does not expect to be unable to perform critical functions or to otherwise conduct business.


Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants...........................................

Statements of Income for the years ended December 31, 1998, 1997, and 1996..

Balance Sheets as of December 31, 1998 and 1997.............................

Statements of Share-Owners' Equity for the years ended
   December 31, 1998, 1997, and 1996........................................

Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

Notes to Financial Statements...............................................

Financial Statement Schedules:

 Schedule III-- Supplementary Insurance Information.........................
 Schedule IV-- Reinsurance..................................................

      All other schedules to the financial  statements  required by Article 7 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Share Owners
Protective Life and Annuity Insurance Company
(formerly American Foundation Life Insurance Company)
Birmingham, Alabama

        In our opinion, the financial statements and financial statement schedules listed in the index on page 8 of this Form 10-K present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company (formerly American Foundation Life Insurance Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements and financial statement schedules are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                 PricewaterhouseCoopers LLP

February 11, 1999
Birmingham, Alabama



                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                              STATEMENTS OF INCOME



                                                                                       Year Ended December 31
                                                                                -------------------------------------
                                                                                    1998         1997          1996
                                                                                -----------   ----------    ----------

REVENUES
   Premiums and policy fees...............................................       $23,242,432   $11,420,914   $12,226,202
   Reinsurance ceded......................................................       (13,475,288)   (3,005,081)   (2,768,199)
                                                                                ----------------------------------------
     Net of reinsurance ceded.............................................         9,767,144     8,415,833     9,458,003
   Net investment income..................................................        10,678,166     6,233,845     6,611,489
   Realized investment gains..............................................           127,769       (59,889)     (28,070)
   Other income...........................................................              (598)        8,718         2,406
                                                                                ----------------------------------------
                                                                                  20,572,481    14,598,507    16,043,828
                                                                                ----------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 1998-$18,523,397;
      1997-$4,430,527; 1996-$4,031,931)...................................         9,261,000     9,075,762     9,675,240
   Amortization of deferred policy acquisition costs......................         1,711,138       320,288       346,710
   Other operating expenses (net of reinsurance ceded: 1998-$247,095;
      1997-$60,900; 1996-$75,843).........................................         6,246,819     2,406,314     2,361,076
                                                                                ----------------------------------------
                                                                                  17,218,957    11,802,364    12,383,026
                                                                                ----------------------------------------

INCOME BEFORE INCOME TAX..................................................         3,353,524     2,796,143     3,660,802
                                                                                ----------------------------------------

INCOME TAX EXPENSE (BENEFIT)
     Current..............................................................                         548,581     1,743,864
     Deferred.............................................................           938,986       402,108      (499,191)
                                                                                ----------------------------------------
                                                                                     938,986       950,689     1,244,673
                                                                                ----------------------------------------
NET INCOME................................................................         2,414,538     1,845,454     2,416,129

PREFERRED STOCK DIVIDENDS.................................................           100,000       100,000       100,000
                                                                                ----------------------------------------

INCOME AVAILABLE TO COMMON SHARE OWNER....................................        $2,314,538    $1,745,454    $2,316,129
                                                                                ========================================


                                          See notes to financial statements.






                                     PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                    BALANCE SHEETS


                                                                                              December 31
                                                                                -------------------------------------
                                                                                        1998                 1997
                                                                                -----------------         -----------
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 1998-$346,561,571;
       1997-$67,110,502)                                                             $360,113,277         $68,201,559
    Mortgage loans on real estate                                                       7,900,221          10,902,986
    Investment real estate, net of accumulated depreciation (1997-$93,376)                                    407,624
    Policy loans                                                                       54,103,044          11,635,376
    Short-term investments                                                             18,267,431             873,844
---------------------------------------------------------------------------------------------------------------------
        Total investments                                                             440,383,973          92,021,389
Cash                                                                                                        2,218,201
Accrued investment income                                                               7,597,305           1,230,529
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (1998-$7,000; 1997-$7,000)                                                    673,967           1,233,659
Reinsurance receivables                                                                22,405,337           7,680,586
Deferred policy acquisition costs                                                     133,275,451           1,692,285
Other assets                                                                               55,968              70,809
Assets related to separate accounts
    Variable annuity.                                                                     237,565
 --------------------------------------------------------------------------------------------------------------------
                                                                                     $604,629,566        $106,147,458
 ====================================================================================================================

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims                                               $439,842,102       $  56,254,682
     Unearned premiums                                                                  2,487,277             463,232
---------------------------------------------------------------------------------------------------------------------
                                                                                      442,329,379          56,717,914
Annuity deposits                                                                        3,434,342             929,124
Other policyholders' funds                                                             12,143,006          12,080,458
Other liabilities                                                                       7,941,276           8,964,653
Deferred income taxes                                                                   7,305,381           2,005,168
Liabilities related to separate accounts
     Variable annuity                                                                     237,565
---------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             473,390,949          80,697,317
=====================================================================================================================

COMMITMENTS AND CONTINGENT LIABILITIES -- NOTE F

SHARE-OWNERS' EQUITY
Preferred Stock, $1.00 par value, shares
  authorized, issued and outstanding:  2,000                                                2,000               2,000
Common Stock, $10.00 par value
  Shares authorized: 1998-500,000; 1997-200,000
  Shares issued and outstanding: 1998-250,000; 1997-200,000                             2,500,000           2,000,000
Additional paid-in capital                                                            101,574,516           6,200,000
Retained earnings                                                                      18,353,492          16,538,954
Accumulated other comprehensive income
  Net unrealized gains on investments (net of income tax: 1998-$4,743,097;
     1997-$381,870)                                                                     8,808,609             709,187
---------------------------------------------------------------------------------------------------------------------
       Total share-owners' equity                                                     131,238,617          25,450,141
---------------------------------------------------------------------------------------------------------------------
                                                                                     $604,629,566        $106,147,458
=====================================================================================================================


                       See notes to financial statements.






                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                       STATEMENTS OF SHARE-OWNERS' EQUITY




                                                                                                 Net
                                                                                Additional    Unrealized                    Total
                                                       Preferred     Common      Paid-In     Gains (Losses   Retained  Share-Owners'
                                                          Stock       Stock      Capital    On Investments   Earnings      Equity
                                                       ----------------------------------------------------------------------------

Balance, December 31, 1995                                         $2,000,000 $  4,202,000  $  923,193     $15,477,371  $22,602,564
                                                                                                                        -----------
    Net income for 1996                                                                                      2,416,129    2,416,129
    Decrease in net unrealized gains on investments
       (net of income tax: ($748,368))                                                      (1,389,826)                  (1,389,826)
    Reclassification adjustment for amounts included in
       net income (net of income tax: $9,824)                                                   18,246                       18,246
                                                                                                                        -----------
    Comprehensive income for 1996                                                                                         1,044,549
                                                                                                                        -----------
    Redemption feature of preferred stock removed -
       Note H                                          $2,000                    1,998,000                                2,000,000
    Common dividends ($15 per share)                                                                        (3,000,000   (3,000,000)
    Preferred dividends ($50 per share)                                                                       (100,000)    (100,000)
                                                       ----------------------------------------------------------------------------

Balance, December 31, 1996                              2,000       2,000,000    6,200,000    (448,387)     14,793,500   22,547,113
                                                                                                                        -----------
    Net income for 1997                                                                                      1,845,454    1,845,454
    Increase in net unrealized gains on investments
       (net of income tax: $602,348)                                                         1,118,646                    1,118,646
    Reclassification adjustment for amounts included in
       net income (net of income tax: $20,961)                                                  38,928                       38,928
                                                                                                                        -----------
    Comprehensive income for 1997                                                                                         3,003,028
                                                                                                                        -----------
    Preferred dividends ($50 per share)                                                                       (100,000)    (100,000)
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1997                              2,000       2,000,000    6,200,000     709,187      16,538,954   25,450,141
                                                                                                                        -----------
    Net income for 1998                                                                                      2,414,538    2,414,538
    Increase in net unrealized
       gains on investments (net of income tax-$4,405,946)                                   8,182,472                    8,182,472
    Reclassification adjustment for amounts included
       in net income (net of income tax: ($44,719))                                            (83,050)                     (83,050)
                                                                                                                        -----------
    Comprehensive income for 1998                                                                                        10,513,960
                                                                                                                        -----------
    Common stock dividend (50,000 shares)                             500,000                                 (500,000)
    Preferred dividends ($50 per share)                                                                       (100,000)    (100,000)
    Capital contribution from Protective                                        95,374,516                               95,374,516
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1998                             $2,000      $2,500,000 $101,574,516  $8,808,609     $18,353,492 $131,238,617
                                                       ============================================================================




                       See notes to financial statements.






                                            PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                      STATEMENTS OF CASH FLOWS

                                                                                                        December 31
                                                                                          ---------------------------------------
                                                                                            1998           1997          1996
                                                                                          ----------     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $    2,414,538 $   1,845,454  $  2,416,129
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs                                    1,711,138       320,288       346,710
       Capitalization of deferred policy acquisition costs                                   (783,304)
       Deferred income taxes                                                                  938,986     1,025,417      (499,191)
       Interest credited to universal life and investment products                          2,422,680     1,059,710     1,111,034
       Policy fees assessed on universal life and investment products                      (1,004,958)   (1,048,883)   (1,179,765)
       Change in accrued investment income and other receivables                          (19,671,587)    2,020,726        (6,955)
       Change in policy liabilities and other policyholder funds of traditional life and
            health products                                                                84,738,359    (8,576,735)   (1,612,231)
       Change in receivable from Protective Life Insurance Company                                                     24,817,851
       Change in other liabilities                                                         (1,023,377)      200,205    (2,294,791)
       Other (net)                                                                             14,841       (79,787)     (326,038)
                                                                                          ----------------------------------------
Net cash provided by (used in) operating activities                                        69,757,316    (3,233,605)   22,772,753
                                                                                          ----------------------------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
     Maturities  and  principal  reduction  of investments:
       Investments available for sale                                                   1,164,896,631   135,907,273    98,454,653
       Other                                                                                3,018,788     3,661,121     1,545,594
    Sale of investments:
       Investment available for sale                                                      210,129,485     4,386,839    46,567,425
       Other                                                                                  435,000                     400,000
    Cost of investments acquired:
       Investments available for sale                                                  (1,371,973,391) (139,609,229) (165,042,338)
       Other                                                                                                             (310,000)
                                                                                          ----------------------------------------
Net cash provided by (used in) investing activities                                         6,506,513     4,346,004   (18,384,666)
                                                                                          ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners                                                                (100,000)     (100,000)   (3,100,000)
    Investment product deposits and change in universal life deposits                     (78,382,030)     (368,379)     (723,167)
                                                                                          ----------------------------------------
Net cash used in financing activities                                                     (78,482,030)     (468,379)   (3,823,167)
                                                                                          ----------------------------------------

INCREASE (DECREASE) IN CASH                                                                (2,218,201)      644,020       564,920
CASH AT BEGINNING OF YEAR                                                                   2,218,201     1,574,181     1,009,261
                                                                                          ----------------------------------------
CASH AT END OF YEAR                                                                    $            0 $   2,218,201   $ 1,574,181
                                                                                          ========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year:
       Income taxes                                                                    $      350,000 $       548,581 $ 1,830,301

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                 $  247,894,180
       Liabilities assumed                                                               (380,405,180)
                                                                                          ------------
       Net                                                                             $ (132,511,000)
                                                                                          ============



                       See notes to financial statements.

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS



Note A -- SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION
      The accompanying financial statements of Protective Life and Annuity Insurance Company ("the Company") are prepared on the basis of generally accepted accounting principles. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note B.)

      The Company was founded in 1978 as American Foundation Life Insurance Company. Effective March 1, 1999, the Company's name was changed to Protective Life and Annuity Insurance Company. Since 1983, all outstanding shares of the Company's common stock have been owned by Protective Life Insurance Company ("Protective"), which is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company domiciled in the state of Delaware. All outstanding shares of the Company's preferred stock are owned by PLC.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.

      NATURE OF OPERATIONS
      The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors.

      RECENTLY ISSUED ACCOUNTING STANDARDS
      In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" SFAS No. 130, "Reporting Comprehensive Income;" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The adoption of these accounting standards did not have a material effect on the Company's financial statements.

      INVESTMENTS
      The Company has classified all of its investments in fixed maturities and short-term investments as "available for sale."

    Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

    o Fixed maturities (bonds and redeemable preferred stocks) -- at current market value.

    o Mortgage loans on real estate -- at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

    o Investment real estate -- at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

    o   Policy loans -- at unpaid balances.

    o Short-term investments -- at cost, which approximates current market value.

    Substantially all short-term investments have maturities of three months or less at the time of acquisition.

    As prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain investments are recorded at their market values with the resulting unrealized gains and losses, net of income tax, reported as a component of share-owners' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect the Company's operations, its reported share-owners' equity will fluctuate significantly as interest rates change.

      The Company's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:
                                                     1998             1997

Total investments............................... $426,832,267    $ 90,930,332
Deferred policy acquisition costs...............  133,275,451       1,692,285
All other assets................................   30,970,142      12,433,784
                                                 ----------------------------
                                                 $591,077,860    $105,056,401
                                                 ============================

Deferred income taxes........................... $  2,562,284    $  1,623,298
All other liabilities...........................  466,085,568      78,692,149
                                                 ----------------------------
                                                  468,647,852      80,315,447
Share-owners' equity............................  122,430,008      24,740,954
                                                 ----------------------------
                                                 $591,077,860    $105,056,401
                                                 ============================

    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

    CASH
    Cash includes all demand deposits reduced by the amount of outstanding checks and drafts.

    SEPARATE ACCOUNTS
    The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately in the accompanying financial statements.

    REVENUES AND BENEFITS EXPENSE
   o Traditional Life and Health Insurance Products-- Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

           Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions are graded and range from 2.5% to 7.0%. The liability for future policy benefits and claims on traditional life and health insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period that the claims are incurred.

           Activity in the liability for unpaid claims is summarized as follows:

                                                                          1998           1997            1996
                                                                      -----------------------------------------

           Balance beginning of year................................    $3,724,904     $5,008,998    $3,862,708
               Less reinsurance.....................................       203,199        801,709       370,612
                                                                      -----------------------------------------
           Net balance beginning of year............................     3,521,705      4,207,289     3,492,096
                                                                      =========================================

           Incurred related to:
           Current year.............................................     7,178,869      5,947,439     6,293,400
           Prior year...............................................      (173,472)      (331,984)     (153,466)
                                                                      -----------------------------------------
               Total incurred.......................................     7,005,397      5,615,455     6,139,934
                                                                      =========================================

           Paid related to:
           Current year.............................................     5,904,526      4,913,958     4,883,873
           Prior year...............................................     1,026,981      1,387,081       540,868
                                                                      -----------------------------------------
               Total paid...........................................     6,931,507      6,301,039     5,424,741
                                                                      =========================================

           Net balance end of year..................................     3,595,595      3,521,705     4,207,289
               Plus reinsurance.....................................       494,064        203,199       801,709
                                                                      -----------------------------------------

           Balance end of year......................................    $4,089,659     $3,724,904    $5,008,998
                                                                      =========================================


     o Universal Life and Investment Products-- Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.4% to 9.4% in 1998.

           The Company's accounting policies with respect to variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

      DEFERRED POLICY ACQUISITION COSTS
      Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are being amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed.

      The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of approximately 5.75%. The unamortized present value of future profits was approximately $131.2 million at December 31, 1998. During 1998, $132.5 million of present value of future profits on acquisitions made during the year was capitalized and $1.3 million was amortized.

      INCOME TAXES
      The Company uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

      RECLASSIFICATIONS
      Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on net income, total assets, or share-owners' equity.

Note B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

      Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, (c) deferred income taxes are provided for temporary differences between financial and taxable earnings, (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners' equity, (e) agents' debit balances and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items), (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently, and (g) bonds are stated at market instead of amortized cost.

      The  reconciliations  of net income and  share-owners'  equity prepared in
conformity  with  statutory   reporting   practices  to  that  reported  in  the
accompanying consolidated financial statements are as follows:

                                                          Net Income                       Share-Owners' Equity
                                             ------------------------------------    ------------------------------------
                                                   1998        1997        1996        1998         1997        1996
                                             ------------   --------  -----------    --------- ------------   -----------

In conformity with statutory reporting
  practices:....................................$5,365,091 $2,794,015  $2,558,227   $26,256,416  $20,467,722  $18,031,163
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization........................... (1,711,138)  (320,288)   (346,710)  133,275,451    1,692,285    1,919,471
      Deferred income tax......................   (938,986)   402,108     499,191    (7,305,381)  (2,005,168)    (979,751)
      Asset Valuation Reserve..................                                       1,334,584      730,240      560,732
      Interest Maintenance Reserve.............    (82,982)   (85,826)    (89,611)      460,059      161,051      285,805
      Nonadmitted items........................                                          15,671       10,431        7,090
      Other timing and valuation adjustments...   (217,447)  (944,555)   (204,968)  (22,798,183)   4,393,580    2,722,603
                                             ----------------------------------------------------------------------------
In conformity with generally accepted
  accounting principles......................... $2,414,538 $1,845,454 $2,416,129  $131,238,617  $25,450,141  $22,547,113
                                             ============================================================================




Note C -- INVESTMENT OPERATIONS

      Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                           1998           1997            1996
                                                                      ------------------------------------------
                  Fixed maturities                                    $  7,525,336     $4,701,611     $4,708,490
                  Mortgage loans on real estate                            952,437      1,146,325      1,431,687
                  Investment real estate                                    72,318         65,584         73,756
                  Policy loans                                             656,623        643,653        752,828
                  Other, principally short-term investments              2,083,693        112,127        160,644
                                                                      ------------------------------------------
                                                                        11,290,407      6,669,300      7,127,405
                  Investment expenses                                     (612,241)      (435,455)      (515,916)
                                                                      ------------------------------------------
                                                                       $10,678,166     $6,233,845     $6,611,489
                                                                      ==========================================


            Realized  investment  gains (losses) for the years ended December 31 are summarized as follows:

                  Fixed maturities....................................   $  87,677       $(59,889)    $  22,247
                  Mortgage loans and other investments................      40,092              0       (50,317)
                                                                      ------------------------------------------
                                                                          $127,769       $(59,889)     $(28,070)
                                                                      ==========================================

      In 1998, the Company established an allowance for uncollectible amounts on investments totaling $500,000 at December 31, 1998. Additions and reductions to the allowance are included in realized investment gains (losses). Without such additions/reductions, the Company had net realized investment gains of $627,769 in 1998.

      In 1998, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were approximately $600,000 and gross losses were approximately $500,000. In 1997, gross gains were approximately $10,000 and gross losses were approximately $70,000. In 1996, gross gains were approximately $20,000.

      The  amortized   cost  and  estimated   market  values  of  the  Company's
investments classified as available for sale at December 31 are as follows:

                                                                                     Gross          Gross         Estimated
                                                                     Amortized     Unrealized     Unrealized        Market
            1998                                                        Cost         Gains         Losses           Values
          -----------                                            ----------------------------------------------------------

            Fixed maturities:
               Bonds:
                    Mortgage-backed............................. $    6,488,768 $     204,235                $    6,693,003
                    United States Government and
                      authorities...............................      8,731,486       474,109                     9,205,595
                    States, municipalities, and
                      political subdivisions....................      3,075,631       105,159                     3,180,790
                    Public utilities............................     54,040,814     1,380,112   $     12,869     55,408,057
                    Convertibles and bonds with
                      warrants..................................        694,723                      179,348        515,375
                    All other corporate bonds...................    273,530,149    12,673,749      1,093,441    285,110,457
                                                                 ----------------------------------------------------------
                                                                    346,561,571    14,837,364      1,285,658    360,113,277
            Short-term investments..............................     18,267,431                                  18,267,431
                                                                 ----------------------------------------------------------
                                                                   $364,829,002   $14,837,364     $1,285,658   $378,380,708
                                                                 ==========================================================


                                                                                     Gross         Gross          Estimated
                                                                      Amortized     Unrealized     Unrealized      Market
            1997                                                      Cost           Gains         Losses          Values
          -----------                                            ----------------------------------------------------------

            Fixed maturities:
               Bonds:
                    Mortgage-backed.............................  $  11,348,224   $   348,395                 $  11,696,619
                    United States Government and
                      authorities...............................      8,746,050       242,265  $       4,982      8,983,333
                    Public utilities............................      9,228,405       198,255          5,441      9,421,219
                    Convertibles and bonds with
                      warrants..................................        694,485             0        168,610        525,875
                    All other corporate bonds...................     37,093,338       572,155         90,980     37,574,513
                                                                     67,110,502     1,361,070        270,013     68,201,559
                                                                 ----------------------------------------------------------
            Short-term investments..............................        873,844                                     873,844
                                                                 ----------------------------------------------------------
                                                                  $  67,984,346    $1,361,070    $   270,013  $  69,075,403

                                                                 ==========================================================

      The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.


                                                                                   Estimated
                                                               Amortized             Market
                                                                   Cost              Values
1998
      Due in one year or less.........................         $  28,436,528      $  28,618,945
      Due after one year through five years............          178,463,434        185,885,380
      Due after five years through ten years...........           78,858,516         83,976,562
      Due after ten years..............................           60,803,093         61,632,390
                                                            ----------------    ---------------
                                                               $346,561,571        $360,113,277
                                                            ================    ===============

                                                                             Estimated
                                                               Amortized      Market
                                                                    Cost        Values
1997
      Due in one year or less..........................        $  2,171,455      $    2,177,160
      Due after one year through five years............          27,762,163          28,202,077
      Due after five years through ten years...........          34,516,587          35,136,758
      Due after ten years..............................           2,660,297           2,685,564
                                                            ----------------    ---------------
                                                               $ 67,110,502      $   68,201,559
                                                            ================    ===============


  The approximate percentage distribution of the Company's fixed maturity investments by quality rating at December 31 is as follows:

      Rating                                             1998        1997
                                                       --------    -------
       AAA                                                4.4%       26.8%
       AA                                                 6.7         1.7
       A                                                 43.7        24.3
       BBB                                               43.1        37.4
       BB or Less                                         2.1         9.8
                                                       --------    -------
                                                        100.0%      100.0%
                                                       ========    =======

      At December 31, 1998 and 1997, the Company had bonds which were rated less than investment grade of $7.7 million and $6.7 million, respectively, having an amortized cost of $7.8 million and $6.8 million, respectively.

      The change in unrealized gains (losses), net of income tax on fixed maturities for the years ended December 31 is summarized as follows:

                                           1998           1997           1996
                                        -----------    ----------   -----------
Fixed maturities.....................    $8,099,422    $1,157,574  $(1,371,579)


      At December 31, 1998, approximately 99% of the Company's mortgage loans were commercial loans of which 51% were retail, and 48% were office buildings. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 10% of mortgage loans. All of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Alabama, Tennessee, Florida, Colorado, Georgia, Texas and Arkansas.

      Many of the mortgage loans have call provisions after three to ten years. Assuming the loans are called at their next call dates, approximately $0.5 million would become due in 2000 to 2003.

      At December 31, 1998, the average mortgage loan was $0.5 million, and the weighted average interest rate was 9.2%. The largest single mortgage loan was $1.9 million.

      At December 31, 1998, the Company had no problem mortgage loans or foreclosed properties. At December 31, 1997, the Company's problem mortgage loans and foreclosed properties totaled $0.4 million. Since the Company's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company's evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

      Policy loan interest rates generally range from 4.5% to 8.0%.

Note D -- FEDERAL INCOME TAXES

      The Company's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                              1998        1997        1996
                                                                           ---------      ------    --------
Statutory federal income tax rate applied to pretax income...............   35.00%       35.00%      35.00%
Tax-exempt interest......................................................   (3.98)       (7.20)      (7.33)
Other adjustments........................................................   (3.02)        6.20        6.33
                                                                           ---------      ------    --------
Effective income tax rate................................................   28.00%       34.00%      34.00%
                                                                           =========      ======    ========



      The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

      Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                           1998        1997         1996
                                                                      -----------    ----------     --------

Deferred policy acquisition costs.....................................$14,616,912     $(100,971)  $ (530,008)
Benefit and other policy liability changes............................(11,991,104)      (72,878)   1,698,144
Temporary differences of investment income............................    398,620      (199,660)    (208,432)
Other items........................................................... (2,085,442)      775,617   (1,458,895)
                                                                      -----------    ----------     ---------
                                                                      $   938,986     $ 402,108   $ (499,191)
                                                                      ===========    ==========     =========

      The components of the Company's net deferred income tax liability as of December 31 were as follows:

                                                         1998           1997
                                                       ------------------------
Deferred income tax assets:
  Policy and policyholder liability reserves..........$ 12,392,740  $   401,636
  Deferred policy acquisition costs...................                  195,580
                                                       ------------------------
                                                        12,392,740      597,216
                                                       ------------------------
Deferred income tax liabilities:
  Unrealized gain on investments......................   5,276,789      516,942
  Other...............................................                2,085,442
  Deferred policy acquisition costs...................  14,421,332
                                                       ------------------------
                                                        19,698,121    2,602,384
                                                       ------------------------
  Net deferred income tax liability                    $ 7,305,381   $2,005,168
                                                       ========================

      The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 1998 and 1997 no amounts were payable to PLC for income tax liabilities.

Note E -- RECENT ACQUISITIONS

      In October 1998, the Company coinsured a block of life insurance policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.

      This transaction has been accounted for as a purchase, and the result of this transaction has been included in the accompanying financial statements since the effective date of the agreement.

Note F -- COMMITMENTS AND CONTINGENT LIABILITIES

      Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

      A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. The Company, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note G -- SHARE-OWNERS' EQUITY AND RESTRICTIONS

      Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 1998, approximately $101.3 million of share-owners' equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred in the form of dividends, loans, or advances to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 1999 is estimated to be $5.1 million.

      During  1998  Protective  made  a  capital   contribution  of  $95,374,516
consisting of corporate bonds.

Note H -- PREFERRED STOCK

      Prior to November 1998, the Company's preferred stock had a provision for an annual minimum cumulative dividend, when and if declared, of $50.00 per share, and additional dividends to the extent the Company's statutory earnings for the immediately preceding year exceeded $1.0 million. The minimum dividend and any accumulation was to be paid before any dividend on any other class of capital stock was paid. The additional dividends were noncumulative and were in preference to any other dividend on any other class of capital stock. Dividends of $100,000 were declared and paid in each of 1998, 1997 and 1996 on the preferred stock. As of December 31, 1998, all cumulative preferred dividends have been paid. Effective November 3, 1998, the Company's articles of incorporation were amended such that the provision for an annual minimum cumulative dividend was removed.

      During 1996, the Company's articles of incorporation were amended such that the preferred stock is redeemable at $1,000 per share solely at the Company's discretion. At December 31, 1995, the preferred stock was reported as "Redeemable Preferred Stock", whereas at December 31, 1996, it is reported as a component of share-owners' equity.

Note I -- RELATED PARTY MATTERS

      The Company has no employees; therefore, the Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $1.2 million in 1998, $1.2 million in 1997, and $1.4 million in 1996.

      Receivables from related parties consisted of receivables from affiliates under control of PLC in the amount of $287,629 at December 31, 1998 and $183,009 at December 31, 1997. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf.
Receivables and payables among affiliates are generally settled monthly.

Note J -- OPERATING SEGMENTS

      PLC, through its subsidiaries, operates seven divisions whose principal strategic focuses can be grouped into three general categories: Life Insurance, Specialty Insurance Products, and Retirement Savings and Investment Products. Each division has a senior officer of Protective responsible for its operations, which include the related operations of the Company. A division is generally distinguished by products and/or channels of distribution. A brief description of each division the Company operates in follows.

Life Insurance

      Acquisitions Division. The Acquisitions Division focuses solely on acquiring, converting, and servicing policies acquired from other companies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of life insurance and related policies.

Specialty Insurance Products

      Dental and Consumer Benefits Division. The Division's primary focus is on indemnity and prepaid dental products. In 1997, the Division exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products.

      Financial Institutions Division. The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also includes a small property casualty insurer that sells automobile service contracts.

Retirement Savings and Investment Products

      Investment Products Division. The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division's agency sales force.

Corporate and Other

      The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions above (including net investment income on capital).

      The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

      Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

      There are no significant intersegment transactions.

      Operating segment income and assets for the years ended December 31 are as follows:








                                                    Dental and                                                         Total
                                                      Consumer     Financial    Investment   Corporate                  Net
Operating Segment Income              Acquisitions  Benefits     Institutions    Products    & Other    Adjustments(1) Income
--------------------------------------------------------------------------------------------------------------------------------

1998
Premiums and policy fees             $  7,414,597   $1,503,364      $848,682         $501                          $  9,767,144
Net investment income                  11,071,366      718,492       136,472                $(1,248,164)             10,678,166
Realized investment gains (losses)                                                             127,769                  127,769
Other income                                                                         (598)                                 (598)
--------------------------------------------------------------------------------------------------------------------------------

        Total revenues                 18,485,963    2,221,856       985,154          (97)   (1,120,395)             20,572,481
--------------------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses        7,594,508    1,340,838       316,900       8,754                              9,261,000
Amortization of deferred policy
        acquisition costs               1,535,385                    175,753                                          1,711,138
Other operating expenses                5,947,115      144,257       105,307      50,140                              6,246,819
--------------------------------------------------------------------------------------------------------------------------------

        Total benefits and expenses    15,077,008    1,485,095       597,960      58,894                             17,218,957
-------------------------------------------------------------------------------------------------------------------------------

Income before income tax                3,408,955      736,761       387,194      (58,991)   (1,120,395)              3,353,524
Income tax expense                                                                                         $938,986     938,986
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                         $  2,414,538
-------------------------------------------------------------------------------------------------------------------------------

1997
Premiums and policy fees             $  4,231,380    $4,158,505     $  25,948                                      $  8,415,833
Net investment income                   4,590,650     1,026,054                          $      617,141               6,233,845
Realized investment gains (losses)                                                              (59,889)                (59,889)
Other income                                8,718                                                                         8,718
-------------------------------------------------------------------------------------------------------------------------------

        Total revenues                  8,830,748     5,184,559        25,948                   557,252              14,598,507
-------------------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses        5,984,374     3,080,800        10,588                                         9,075,762
Amortization of deferred policy
        acquisition costs                 312,874                       7,414                                           320,288
Other operating expenses                  912,398     1,493,916                                                       2,406,314
-------------------------------------------------------------------------------------------------------------------------------

        Total benefits and expenses     7,209,646     4,574,716        18,002                                        11,802,364
-------------------------------------------------------------------------------------------------------------------------------

Income before income tax                1,621,102       609,843         7,946                   557,252               2,796,143
Income tax expense                                                                                         $950,689     950,689
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                         $  1,845,454
-------------------------------------------------------------------------------------------------------------------------------

1996
Premiums and policy fees             $  4,540,107    $4,917,896                                                    $  9,458,003
Net investment income                   5,569,799     1,049,427                          $       (7,737)              6,611,489
Realized investment gains (losses)                                                              (28,070)                (28,070)
Other income                                2,406                                                                         2,406
-------------------------------------------------------------------------------------------------------------------------------

        Total revenues                 10,112,312     5,967,323                                 (35,807)             16,043,828
-------------------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses        5,813,515     3,861,725                                                       9,675,240
Amortization of deferred policy
        acquisition costs                 346,710                                                                       346,710
Other operating expenses                  855,442     1,505,634                                                       2,361,076
-------------------------------------------------------------------------------------------------------------------------------

        Total benefits and expenses     7,015,667     5,367,359                                                      12,383,026
-------------------------------------------------------------------------------------------------------------------------------

Income before income tax                3,096,645       599,964                                 (35,807)              3,660,802
Income tax expense                                                                                    $   1,244,673   1,244,673
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                         $  2,416,129
-------------------------------------------------------------------------------------------------------------------------------


(1) Adjustments represents the recognition of income tax expense. There are no asset adjustments.




                                                            Dental and
                                                              Consumer   Financial      Investment    Corporate      Total
                                              Acquisitions  Benefits   Institutions      Products      & Other       Assets
--------------------------------------------------------------------------------------------------------------------------------

Operating Segment Assets
1998
Investments and other assets                 $434,928,613  $ 6,642,241   $2,658,668      $774,504    $26,350,089   $471,354,115
Deferred policy acquisition costs             132,582,526                   692,925                                 133,275,451
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                 $567,511,139  $ 6,642,241   $3,351,593      $774,504    $26,350,089   $604,629,566
--------------------------------------------------------------------------------------------------------------------------------

1997
Investments and other assets                $  76,644,539 $  7,111,880                               $20,698,754   $104,455,173
Deferred policy acquisition costs               1,606,596               $    85,689                                   1,692,285
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                $  78,251,135 $  7,111,880  $    85,689                  $20,698,754   $106,147,458
--------------------------------------------------------------------------------------------------------------------------------

1996
Investments and other assets                $  78,189,386  $12,870,675                               $17,974,564   $109,034,625
Deferred policy acquisition costs               1,919,471                                                             1,919,471
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                $  80,108,857  $12,870,675                               $17,974,564   $110,954,096
-------------------------------------------------------------------------------------------------------------------------------


Note K -- REINSURANCE

      The Company assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies.

      The Company has reinsured approximately $7.6 billion, $133 million, and $163 million in face amount of life insurance risks with other insurers representing $12.6 million, $0.7 million, and $0.9 million of premium income for 1998, 1997, and 1996, respectively. The Company has also reinsured accident and health risks representing $0.9 million, $2.3 million, and $1.9 million of premium income for 1998, 1997, and 1996, respectively. In 1998 and 1997, policy and claim reserves relating to insurance ceded of $21.9 million and $7.5 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 1998 and 1997, the Company had paid $0.5 million and $0.2 million, respectively, of ceded benefits which are recoverable from reinsurers.

Note L -- ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS

      The carrying amount and estimated market values of the Company's financial instruments at December 31 are as follows:

                                                            1998                            1997
                                            --------------------------------    -----------------------------
                                                                 Estimated                         Estimated
                                                  Carrying         Market              Carrying     Market
                                                   Amount         Values                Amount      Values
                                             ------------------------------     ----------------------------

Assets (see Notes A and C):
Investments:
     Fixed maturities.....................    $360,113,277     $360,113,277          $67,110,502  $68,201,559
     Mortgage loans on real estate........       7,900,221        8,511,779           10,902,986   11,649,144
     Short-term investments...............      18,267,431       18,267,431              873,844      873,844
Cash......................................               0                0            2,218,201    2,218,201
Liabilities (see Notes A):
     Annuity deposits.....................       3,434,342        3,406,010              929,124      929,124

     Except as noted below, fair values were estimated using quoted market prices.

     The Company estimates the fair value of its mortgage loans using discounted cash flows from the next call date. The Company believes the fair value of its short-term investments approximates book value due to being short-term. The Company estimates the fair value of its annuities using surrender values. The Company believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.




               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY


-------------------------------------------------------------------------------------------------------------------

          COL. A           COL. B      COL. C        COL. D      COL. E       COL. F       COL. G         COL. H
-------------------------------------------------------------------------------------------------------------------


                                       Future                   Annuity
                        Deferred       Policy                   Deposits        Premiums                   Benefits
                         Policy        Benefits                 and Other         and          Net           and
                        Acquisition      and        Unearned   Policyholders'    Policy     Investment    Settlement
    Segment               Costs         Claims      Premiums      Funds           Fees        Income (1)   Expenses

Year Ended
December 31,1998:
Life Insurance
   Acquisitions...... $132,582,526   $439,215,364  $   54,170  $ 8,600,060   $7,414,597   $11,071,366    $7,594,508
Specialty Insurance Products
   Dental and Consumer
      Benefits.......                     172,903         189    6,445,537    1,503,364       718,492     1,340,838
   Financial Institutions  692,925        213,835   2,432,918                   848,682       136,472       316,900
Retirement Savings and
    Investment Products
   Investment Products                    240,000                  531,751          501                       8,754
Corporate and Other..                                                                      (1,248,164)
-------------------------------------------------------------------------------------------------------------------
        TOTAL........ $133,275,451   $439,842,102  $2,487,277  $15,577,348   $9,767,144   $10,678,166    $9,261,000
===================================================================================================================

Year Ended
December 31,1997:
Life Insurance
   Acquisitions......$   1,606,596   $56,177,703   $  463,232  $ 6,048,563   $4,231,380   $ 4,590,650    $5,984,374
Specialty Insurance Products
   Dental and Consumer
      Benefits.......            0        76,979            0    6,961,019    4,158,505     1,026,054     3,080,800
   Financial Institutions   85,689                                               25,948                      10,588
Corporate and Other..                          0            0            0            0       617,141             0
-------------------------------------------------------------------------------------------------------------------
        TOTAL........$   1,692,285   $56,254,682   $  463,232  $13,009,582   $8,415,833   $ 6,233,845    $9,075,762
===================================================================================================================

Year Ended
December 31,1996:
Life Insurance
   Acquisitions......$   1,919,471   $59,483,455   $  182,499  $ 6,028,180   $4,540,107   $ 5,569,799     $5,813,515
Specialty Insurance Products
   Dental and Consumer
     Benefits........            0        76,979            0   12,891,670    4,917,896     1,049,427      3,861,725
Corporate and Other..                          0                         0            0        (7,737)             0
--------------------------------------------------------------------------------------------------------------------
        TOTAL........$   1,919,471   $59,560,434   $  182,499  $18,919,850   $9,458,003   $ 6,611,489     $9,675,240
====================================================================================================================



------------------------------------------------
                         COL. I         COL. J
------------------------------------------------
                      Amortization
                      of Deferred
                         Policy          Other
                      Acquisitions     Operating
    Segment               Costs         Expenses

Year Ended
December 31,1998:
Life Insurance
   Acquisitions......$  1,535,385    $  5,947,115
Specialty Insurance Products
   Dental and Consumer
      Benefits.......                     144,257
   Financial Institutions 175,753         105,307
Retirement Savings and
    Investment Products                    50,140
   Investment Products
Corporate and Other..
---------------------------------------------------
        TOTAL........ $  1,711,138   $  6,246,819
===================================================

Year Ended
December 31,1997:
Life Insurance
   Acquisitions......$     312,874   $   912,398
Specialty Insurance Products
   Dental and Consumer
      Benefits.......            0     1,493,916
   Financial Institutions    7,414             0
Corporate and Other..            0             0
------------------------------------------------
        TOTAL........$     320,288   $ 2,406,314
=================================================

Year Ended
December 31,1996:
Life Insurance
   Acquisitions......$     346,710   $   855,442
Specialty Insurance Products
   Dental and Consumer
     Benefits........            0     1,505,634
Corporate and Other..            0             0
---------------------------------------------------
        TOTAL........$     346,710   $ 2,361,076
===================================================

(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.





                                                       SCHEDULE IV -- REINSURANCE
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY



------------------------------------------------------------------------------------------------------------------------------------

                   COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Percentage
                                                                            Ceded to         Assumed                      of Amount
                                                             Gross           Other          from Other         Net         Assumed
                                                             Amount        Companies        Companies        Amount        to Net

Year Ended December 31,1998:
   Life insurance in force(1)........................      $   282,231     $ 7,575,418      $ 7,914,524    $   621,337      1273.8%
===================================================================================================================================

Premiums and policy fees:
   Life insurance....................................       $4,195,074     $12,616,610      $17,462,742     $9,041,206       193.1%
  Accident and health insurance......................        1,542,679         858,678           41,937        725,938         5.8%
----------------------------------------------------------------------------------------------------------------------
       TOTAL.........................................       $5,737,753     $13,475,288      $17,504,679     $9,767,144
======================================================================================================================


Year Ended December 31,1997:
   Life insurance in force(1)........................      $   229,717    $    133,080     $    367,176    $   463,813        79.2%
===================================================================================================================================

Premiums and policy fees:
   Life insurance....................................       $2,926,434    $    752,253      $ 2,124,374     $4,298,555        49.4%
   Accident and health insurance.....................        6,325,182       2,252,828           44,924      4,117,278         1.2%
----------------------------------------------------------------------------------------------------------------------
       TOTAL.........................................       $9,251,616     $ 3,005,081      $ 2,169,298     $8,415,833
======================================================================================================================


Year Ended December 31,1996:
   Life insurance in force(1)........................      $   247,048    $    169,330     $    549,583    $   627,301        87.6%
===================================================================================================================================

Premiums and policy fees:
   Life insurance....................................       $3,222,836    $    910,593      $ 2,698,743     $5,010,986        53.9%
   Accident and health insurance.....................        6,245,784       1,857,606           58,839      4,447,017         1.3%
----------------------------------------------------------------------------------------------------------------------
       TOTAL.........................................       $9,468,620     $ 2,768,199      $ 2,757,582     $9,458,003
======================================================================================================================

(1) Dollars in thousands


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
           None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant Not required in accordance with General Instruction I(2)(c).

Item 11.  Executive Compensation
      Not required in accordance with General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not required in accordance with General Instruction I(2)(c).

Item 13.  Certain Relationships and Related Transactions

      Not required in accordance with General Instruction I(2)(c).

                                     PART IV

Item14. Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K (a)
    The following documents are filed as part of this report:

        1.     Financial Statements (Item 8)

        2.     Financial Statement Schedules (see index annexed)

        3.     Exhibits:

               The exhibits listed in the Exhibit Index on page 31 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 25, 1999.


                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY (Formerly American Foundation Life Insurance Company)


March 25, 1999                                   By:  /s/ WAYNE E. STUENKEL
                                                          President

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


                   Signature                           Title                                  Date
          ------------------------           ---------------------------------       -------------------------

(i)   Principal Executive Officer
      /s/WAYNE E. STUENKEL                                     President                     March 25, 1999
         Wayne E. Stuenkel

(ii)  Principal Accounting Officer
      /s/JERRY W. DEFOOR                            Vice President and Controller,           March 25, 1999
         Jerry W. DeFoor                            and Chief Accounting Officer

(iii) Board of Directors:

      /s/WAYNE E. STUENKEL                                     President                     March 25, 1999
         Wayne E. Stuenkel


      *                                                          Director                    March 25, 1999
         Danny L. Bentley

      *                                                          Director                    March 25, 1999
         Richard J. Bielen

      *                                                          Director                    March 25, 1999
         R. Stephen Briggs

      *                                                          Director                    March 25, 1999
         Carolyn King

      *                                                          Director                    March 25, 1999
         Deborah J. Long

      *                                                          Director                    March 25, 1999
         Jim E. Massengale

      *                                                          Director                    March 25, 1999
         Steven A. Schultz

      *                                                          Director                    March 25, 1999
         A. S. Williams III


*By:  /s/JERRY W. DEFOOR
         Jerry W. DeFoor
                    Attorney-in-fact




                                  EXHIBIT INDEX


  Item
Number                                  Document

           3(a)(1)       --       1998 Amended and Restated Articles of Incorporation
           3(a)(2)       --       Articles of Amendment to 1998 Amended and Restated Articles of Incorporation
       *   3(b)          --       By-laws
       *   4(a)          --       Tax-Sheltered Annuity Endorsement
       *   4(b)          --       Qualified Retirement Plan Endorsement
       *   4(c)          --       Individual Retirement Annuity Endorsement
      **   4(d)          --       Group Modified Guaranteed Annuity Contract
      **   4(e)          --       Application for Group Modified Guaranteed Annuity Contract
      **   4(f)          --       Individual Modified Guaranteed Annuity Certificate
           24            --       Power of Attorney
           27            --       Financial Data Schedule
           99            --       Safe Harbor for Forward-Looking Statements


        *     Incorporated herein by reference to the Registrant's Form N-4 Registration Statement,
              Registration No. 333-41577, filed on December 5, 1997.
       **     Incorporated herein by reference to the Registrant's Pre-Effective Amendment No. 1 to Form S-1 Registration
              Statement, Registration No. 333-42425, filed on April 16, 1998.
