Form 10-Q
period 1999-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 1999-05-14
CIK 1050566

--------------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission File Number 333-42425

                  Protective Life and Annuity Insurance Company
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of May 7, 1999: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                  Protective Life and Annuity Insurance Company



                                      INDEX




Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Condensed Statements of Income for the Three Months
          ended March 31, 1999 and 1998 (unaudited)............................
        Condensed Balance Sheets as of March 31, 1999
          (unaudited) and December 31, 1998....................................
        Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1999 and 1998 (unaudited)...............
        Notes to Condensed Financial Statements (unaudited)....................

   Item 2.   Management's Narrative Analysis of the Results of Operations......

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K....................................

Signature......................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama


We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 1999, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
April 23, 1999

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31
                                                                                                           -------------------
                                                                                                            1999         1998
                                                                                                            ----         ----
REVENUES
     Premiums and policy fees                                                                          $16,615,108    $1,963,086
     Reinsurance ceded                                                                                  (5,513,237)     (435,114)
                                                                                                        ----------     ---------
        Premiums and policy fees, net of reinsurance ceded                                              11,101,871     1,527,972

     Net investment income                                                                               6,935,627     1,580,295
     Realized investment gains                                                                              11,044
     Other income                                                                                           (8,736)
                                                                                                        ----------     ---------
                                                                                                        18,039,806     3,108,267
                                                                                                        ----------     ---------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        1999 - $4,420,651; 1998 - $146,901)                                                             10,466,587     1,156,305
     Amortization of deferred policy acquisition costs                                                   2,225,730       126,598
     Other operating expenses (net of reinsurance ceded:
        1999 - $70,765; 1998 - $(82,984))                                                                2,313,441       397,526
                                                                                                        ----------     ---------
                                                                                                        15,005,758     1,680,429

INCOME BEFORE INCOME TAX                                                                                 3,034,048     1,427,838

Income tax expense                                                                                         849,533       399,794
                                                                                                       -----------    ----------
NET INCOME                                                                                             $ 2,184,515    $1,028,044
                                                                                                       ===========    ==========





See notes to condensed financial statements




                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS


                                                                                   MARCH 31            DECEMBER 31
                                                                                     1999                 1998
                                                                                   --------            -----------
                                                                                 (UNAUDITED)
ASSETS
  Investments
    Fixed maturities                                                              $373,626,924        $360,113,277
    Mortgage loans on real estate                                                    5,908,784           7,900,221
    Policy loans                                                                    53,672,596          54,103,044
    Short-term investments                                                           4,811,445          18,267,431
                                                                                  ------------        ------------
     Total investments                                                             438,019,749         440,383,973

  Cash                                                                                 996,165
  Accrued investment income                                                          7,426,710           7,597,305
  Accounts and premiums receivable, net                                              4,122,314             673,967
  Reinsurance receivables                                                           22,684,396          22,405,337
  Deferred policy acquisition costs                                                131,190,127         133,275,451
  Other assets                                                                          41,823              55,968
  Assets related to separate accounts
    Variable annuity                                                                 1,494,370             237,565
                                                                                  ------------        ------------
                                                                                  $605,975,654        $604,629,566
                                                                                  ============        ============
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits and claims                                             $441,781,972        $439,842,102
    Unearned premiums                                                                2,798,974           2,487,277
                                                                                  ------------        ------------
                                                                                   444,580,946         442,329,379

  Annuity deposits                                                                   4,660,998           3,434,342
  Other policyholders' funds                                                        11,839,638          12,143,006
  Other liabilities                                                                  8,509,055           7,941,276
  Deferred income taxes                                                              5,814,324           7,305,381
  Liabilities related to separate accounts
    Variable annuity                                                                 1,494,370             237,565
                                                                                  ------------        ------------
     Total liabilities                                                             476,899,331         473,390,949
                                                                                  ------------        ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding: 250,000                                           2,500,000           2,500,000
  Additional paid-in capital                                                       101,574,516         101,574,516
  Retained earnings                                                                 20,538,007          18,353,492
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1999 - $2,402,508; 1998 - $4,743,097)                                      4,461,800           8,808,609
                                                                                  ------------        ------------
     Total share-owners' equity                                                    129,076,323         131,238,617
                                                                                  ------------        ------------
                                                                                  $605,975,654        $604,629,566
                                                                                  ============        ============

See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                     ------------------------------
                                                                                           1999           1998
                                                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $   2,184,515    $  1,028,044
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment gains                                                           (11,044)
       Amortization of deferred policy acquisition costs                                 2,225,730         126,598
       Capitalization of deferred policy acquisition costs                                (140,406)       (152,577)
       Deferred income tax                                                                 849,533        (209,275)
       Interest credited to universal life and investment products                       2,928,606         252,161
       Policy fees assessed on universal life and investment products                     (250,505)       (257,535)
       Change in accrued investment income and other receivables                        (3,556,811)         61,964
       Change in policy liabilities and other policyholder
          funds of traditional life and health products                                   (800,200)     (1,109,247)
       Change in other liabilities                                                         567,779        (455,686)
       Other (net)                                                                          14,012          19,925
                                                                                     -------------    -------------
    Net cash provided by (used in) operating activities                                  4,011,209        (695,628)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   96,448,241      48,399,721
       Other                                                                             1,994,242         246,103
    Sale of investments
       Investments available for sale                                                   14,009,410
    Cost of investments acquired
       Investments available for sale                                                 (116,763,891)    (49,063,670)
                                                                                     -------------     ------------
    Net cash (used in) investing activities                                             (4,311,998)       (417,846)
                                                                                     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Investment product deposits and change in universal life deposits                    1,296,954        (182,408)
                                                                                     -------------     ------------
    Net cash provided by (used in) financing activities                                  1,296,954        (182,408)
                                                                                     -------------     ------------

INCREASE (DECREASE) IN CASH                                                                996,165      (1,295,882)
CASH AT BEGINNING OF PERIOD                                                                      0       2,218,201
                                                                                     -------------     ------------
CASH AT END OF PERIOD                                                               $      996,165    $    922,319
                                                                                     =============     ============

See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. The Company and its affiliates, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


NOTE C - OPERATING SEGMENTS

         The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the recognition of income tax expense. There are no asset adjustments.


                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                  --------------------------------------------------------------------
                                                                              DENTAL AND
                                                                               CONSUMER                FINANCIAL
                                                    ACQUISITIONS               BENEFITS               INSTITUTIONS
                                                    ------------              ----------              ------------
Premiums and policy fees                            $ 15,658,767                $605,037                $349,482
Reinsurance ceded                                     (5,336,719)               (176,518)
                                                    -------------               ---------                -------
  Net of reinsurance ceded                            10,322,048                 428,519                 349,482
Net investment income                                  6,657,571                 120,269                  59,342
Realized investment gains (losses)
Other income                                              (8,718)
                                                    -------------               ---------                -------
     Total revenues                                   16,970,901                 548,788                 408,824
                                                    -------------               ---------                -------
Benefits and settlement expenses                       9,850,644                 436,081                 153,913
Amortization of deferred policy
 acquisition costs                                     2,138,361                                          87,369
Other operating expenses                               2,182,085                   8,554                 (57,899)
                                                    ------------                ---------                -------
     Total benefits and expenses                      14,171,090                 444,635                 183,383
                                                    ------------                ---------                -------
Income before income tax                               2,799,811                 104,153                 225,441


                                                                     CORPORATE
                                                    INVESTMENT          AND
                                                     PRODUCTS          OTHER           ADJUSTMENTS        TOTAL
                                                    ----------       ---------         -----------     ------------

Premiums and policy fees                           $   1,822                                           $16,615,108
Reinsurance ceded                                                                                       (5,513,237)
                                                    ----------                                         ------------
  Net of reinsurance ceded                             1,822                                            11,101,871
Net investment income                                                 $ 98,445                           6,935,627
Realized investment gains (losses)                                      11,044                              11,044
Other income                                             (18)                                               (8,736)
                                                    ----------        ---------                        ------------
     Total revenues                                    1,804           109,489                          18,039,806
                                                    ----------        ---------                        ------------
Benefits and settlement expenses                      25,949                                            10,466,587
Amortization of deferred policy
 acquisition costs                                                                                       2,225,730
Other operating expenses                             155,571            25,130                           2,313,441
                                                    ----------        ---------                         -----------
     Total benefits and expenses                     181,520            25,130                          15,005,758
                                                    ----------        ---------                         -----------
Income (loss) before income tax                     (179,716)           84,359                           3,034,048
Income tax expense                                                                     $849,533            849,533
                                                                                                        -----------
     Net income                                                                                        $ 2,184,515
                                                                                                        ===========




                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                      THREE MONTHS ENDED MARCH 31, 1998
                                                  ------------------------------------------------------------------
                                                                              DENTAL AND
                                                                               CONSUMER                FINANCIAL
                                                    ACQUISITIONS               BENEFITS               INSTITUTIONS
                                                    ------------              -----------             ------------

Premiums and policy fees                             $1,388,183                 $475,952                $98,951
Reinsurance ceded                                      (435,114)
                                                    ------------              -----------             ------------
  Net of reinsurance ceded                              953,069                  475,952                 98,951
                                                    ------------              -----------             ------------
Net investment income                                 1,156,083                  194,703
     Total revenues                                   2,109,152                  670,655                 98,951
Benefits and settlement expenses                      1,120,588                      288                 35,429
Amortization of deferred policy
 acquisition costs                                      110,597                                          16,001
Other operating expenses                                 68,225                  343,317                 11,845
                                                    ------------              -----------             ------------
     Total benefits and expenses                      1,299,410                  343,605                 63,275
                                                    ------------              -----------             ------------
Income before tax                                       809,742                  327,050                 35,676


                                                                     CORPORATE
                                                    INVESTMENT          AND
                                                     PRODUCTS          OTHER           ADJUSTMENTS         TOTAL
                                                    ----------       ---------         -----------      -----------

Premiums and policy fees                                                                                $1,963,086
Reinsurance ceded                                                                                         (435,114)
                                                                                                         ---------
  Net of reinsurance ceded                                                                               1,527,972

Net investment income                                                 $229,509                           1,580,295
                                                                      --------                          -----------
     Total revenues                                                    229,509                           3,108,267
                                                                      --------                          -----------
Benefits and settlement expenses                                                                         1,156,305
Amortization of deferred policy
 acquisition costs                                                                                         126,598
Other operating expenses                            $(25,861)                                              397,526
                                                  -----------                                           -----------
     Total benefits and expenses                     (25,861)                                            1,680,429
                                                  -----------         --------                          -----------
Income before tax                                     25,861           229,509                           1,427,838

Income tax expense                                                                     $399,794            399,794
                                                                                                        -----------
     Net income                                                                                         $1,028,044
                                                                                                        ===========



                                                                       OPERATING SEGMENT ASSETS
                                                                             MARCH 31, 1999
                                                ---------------------------------------------------------------------
                                                                              DENTAL AND
                                                                               CONSUMER                 FINANCIAL
                                                   ACQUISITIONS                BENEFITS                INSTITUTIONS
                                                   ------------               ----------               ------------
Investments and other assets                       $433,753,378               $6,509,592                $2,913,165
Deferred policy acquisition costs                   130,444,165                                            745,962
                                                   ------------               ----------                -----------
     Total assets                                  $564,197,543               $6,509,592                $3,659,127
                                                   ============               ==========                ===========


                                                                               Corporate
                                                     Investment                   and
                                                      Products                   Other                   Total
                                                     ----------              ------------             ------------

Investments and other assets                         $2,073,981               $29,535,411             $474,785,527
Deferred policy acquisition costs                                                                      131,190,127
                                                     ----------              ------------             ------------
     Total assets                                    $2,073,981               $29,535,411             $605,975,654



                                                                        OPERATING SEGMENT ASSETS
                                                                          DECEMBER 31, 1998
                                                  ------------------------------------------------------------------
                                                                              DENTAL AND
                                                                               CONSUMER                 FINANCIAL
                                                   ACQUISITIONS                BENEFITS                INSTITUTIONS
                                                  -------------              ------------              ------------

Investments and other assets                       $434,928,613               $6,642,241                $2,658,668
Deferred policy acquisition costs                   132,582,526                                            692,925
                                                   ------------              ------------              ------------
     Total assets                                  $567,511,139               $6,642,241                $3,351,593
                                                   ============              ============              ============

                                                                              Corporate
                                                     Investment                  and
                                                      Products                  Other                    Total
                                                     ----------              -----------             -------------
Investments and other assets                          $774,504               $26,350,089              $471,354,115
Deferred policy acquisition costs                                                                      133,275,451
                                                     ----------              -----------             -------------
     Total assets                                     $774,504               $26,350,089              $604,629,566
                                                     ==========              ===========             =============


NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1999, and for the three months then ended, the Company had share-owners' equity and net income prepared in conformity with statutory reporting practices of $29.5 million and $3.8 million, respectively.


NOTE E - INVESTMENTS

         As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owners' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect the Company's operations, its reported share-owners' equity will fluctuate significantly as interest rates change.

         The Company's balance sheets at March 31, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:


                                                              MARCH 31, 1999             DECEMBER 31, 1998
                                                              --------------             -----------------

Total investments                                              $431,155,441                  $426,832,267
Deferred policy acquisition costs                               131,190,127                   133,275,451
All other assets                                                 36,765,778                    30,970,142
                                                               ------------                  ------------
                                                               $599,111,346                  $591,077,860
                                                               ============                  ============

Deferred income taxes                                          $  3,411,816                  $  2,562,284
All other liabilities                                           471,085,007                   466,085,568
                                                               ------------                  ------------
                                                                474,496,823                   468,647,852
Share-owners' equity                                            124,614,523                   122,430,008
                                                               ------------                  ------------
                                                               $599,111,346                  $591,077,860
                                                               ============                  ============

NOTE F - COMPREHENSIVE INCOME (LOSS)

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the three months ended March 31, 1999 and 1998:


                                                                                         THREE MONTHS ENDED
                                                                                -----------------------------------
                                                                                    1999                   1998
                                                                                    ----                   ----
          Net income                                                             $ 2,184,515            $1,028,044
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1999 - $(2,336,724); 1998 - $17,349)                                (4,339,630)               32,219
          Reclassification adjustment for amounts
              included in net income (net of income
              tax: 1999 - $(3,865))                                                   (7,179)
                                                                                 ------------           ----------
          Comprehensive income (loss)                                            $(2,162,294)           $1,060,263
                                                                                 ============           ==========


NOTE G - RECLASSIFICATIONS

          Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners' equity.

                 ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS


         Protective Life and Annuity Insurance Company ("the Company"), a stock life insurance company, was founded in 1978 as American Foundation Life Insurance Company. Effective March 1, 1999, the Company was renamed Protective Life and Annuity Insurance Company. Since 1983, all outstanding shares of the Company's common stock have been owned by Protective Life Insurance Company ("Protective"), which is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company's preferred stock are owned by PLC. The Company is authorized to transact insurance business as an insurance company or a reinsurance company in 48 states, including New York.

         In accordance with General Instruction H(2)(a), the Company includes the following analysis with the reduced disclosure format.

         PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Individual Life, West Coast, and Acquisitions Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. The retirement savings and investment products category includes the Guaranteed Investment Contracts and Investment Products Divisions.

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 1999, the Company was involved in the businesses of four of PLC's seven divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

         Protective has entered into an intercompany guaranty agreement, enforceable by the Company or its successors, whereby Protective has guaranteed the Company's payment of claims made by the holders of Company policies according to the terms of such policies. The guarantee will remain in force until the earlier of (a) when the Company achieves a claims-paying rating equal to or better than Protective without the benefit of any intercompany guaranty agreement or (b) 90 days after the guaranty agreement is revoked by written instrument; provided, however, even after any revocation or termination by such notice, the guarantee shall remain effective as to policies issued during the existence of the guaranty agreement.

          This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to
Exhibit 99 for more information about factors which could affect future results.

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                THREE MONTHS
                                                                   ENDED                       PERCENTAGE
                                                                  MARCH 31                      INCREASE
                                                      ----------------------------------       ----------
                                                           1999               1998
                                                           ----               ----

         Premiums and policy fees                      $11,101,871          $1,527,972            626.6  %
         Net investment income                           6,935,627           1,580,295            338.9
         Realized investment gains                          11,044                                - -
         Other                                              (8,736)                               - -
                                                       ------------        -----------
                                                       $18,039,806          $3,108,267
                                                       ============        ===========

         Premiums and policy fees, net of reinsurance ("premiums and policy fees") increased $9.6 million or 626.6% in the first three months of 1999 over the first three months of 1998. Premiums and policy fees from the Acquisitions Division increased $9.4 million primarily due to the coinsurance of a block of policies from Lincoln National Corporation in October 1998. Premiums and policy fees related to the Dental Division decreased slightly in the first three months of 1999 as compared to the same period in 1998. The Financial Institutions Division's premiums and policy fees increased $0.3 million in the first three months of 1999 over the first three months of 1998 due to increased marketing efforts and sales momentum. The Investment Products Division began marketing certain annuity products in the state of New York through the Company during the latter part of 1998, which resulted in a small amount of new premiums and policy fees in the first three months of 1999.

         Net investment income in the first three months of 1999 increased $5.4 million or 338.9% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets associated with the coinsurance transaction described above.

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

         The Company reported an insignificant amount of realized investment gains and other income (loss) in the first three months of 1999.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                           THREE MONTHS ENDED MARCH 31


                                                                               1999                    1998
                                                                               ----                    ----
Operating Income (Loss)(1)
      Acquisitions                                                          $2,799,811               $ 809,742
      Dental and Consumer Benefits                                             104,153                 327,050
      Financial Institutions                                                   225,441                  35,676
      Investment Products                                                     (179,716)                 25,861
      Corporate and Other                                                       73,315                 229,509
                                                                             ---------               ---------
              Total operating income                                         3,023,004               1,427,838
                                                                             ---------               ---------
Realized Investment Gains (Losses)
      Corporate and Other                                                       11,044
                                                                             ---------
              Total net                                                         11,044
                                                                             ---------
Income (Loss) Before Income Tax
      Acquisitions                                                           2,799,811                 809,742
      Dental and Consumer Benefits                                             104,153                 327,050
      Financial Institutions                                                   225,441                  35,676
      Investment Products                                                     (179,716)                 25,861
      Corporate and Other                                                       84,359                 229,509
                                                                             ---------               ---------
              Total income before tax                                       $3,034,048              $1,427,838
                                                                             =========               =========


(1) Income (loss) before tax excluding realized investment gains and losses.



         Pretax earnings from the Acquisitions Division increased $2.0 million in the first three months of 1999 as compared to the same period of 1998. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Division coinsured a block of policies from Lincoln National Corporation. This acquisition represented most of the increase in pretax earnings for the Division.

         Dental Division pretax earnings were $0.2 million lower in the first three months of 1999 as compared to the first three months of 1998.

         The Financial Institutions Division began operations in the Company in late 1997. The Division had pretax earnings of $0.2 million for the first three months of 1999 as compared to an insignificant level of earnings for the first three months of 1998.

         The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had a pretax loss of $0.2 million in the first three months of 1999 primarily related to start-up expenses.

         The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding operating divisions. Pretax income from this segment was $0.1 million in the first three months of 1999 and $0.2 million in the first three months of 1998.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

       THREE MONTHS
          ENDED                                    ESTIMATED EFFECTIVE
         MARCH 31                                    INCOME TAX RATES
       ------------                                -------------------

           1998                                            28.0  %
           1999                                            28.0

         The effective income tax rate for the full year of 1998 was 28%. Management's estimate of the effective income tax rate for 1999 is 28%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

      THREE MONTHS                NET INCOME
         ENDED                                                 PERCENTAGE
        MARCH 31                    TOTAL                       INCREASE
      ------------                ----------                   ----------

          1998                    $1,028,044                      39.5   %
          1999                     2,184,515                     112.5


         Compared to the same period in 1998, net income in the first three months of 1999 increased $1.2 million, reflecting increases related to the Acquisitions and Financial Institutions Divisions, and realized investment gains which were partially offset by decreases related to the Dental and Investment Products Divisions, and the Corporate and Other segment.

Year 2000 Disclosure

         Computer hardware and software often denote the year using two digits rather than four; for example, the year 1999 often is denoted by such hardware and software as "99." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

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

         One insurance administration system, a personal computer database system that processes member information for one subsidiary, has been identified as mission critical is not yet fully remediated. This effort is on schedule and targeted to be complete by June 30, 1999.

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

         Business partners and suppliers that provide products or services critical to PLC's operations are being reviewed and in some cases their Year 2000 preparations are being monitored by the Company. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000. Monitoring and testing of critical partners and suppliers will continue throughout 1999. Formal contingency planning began in March 1999 and will continue throughout the year. These plans will augment PLC's existing disaster recovery plans.

         PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through February 28, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.1 million, with an additional $1.1 million estimated to be required to support continued testing activity. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

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

                                     PART II


Item 6.                  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27 - Financial data schedule
               Exhibit 99 - Safe Harbor for Forward-Looking Statements




                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Protective Life and Annuity Insurance Company




Date: May 14, 1999              /s/ Jerry W. DeFoor
                                Jerry W. DeFoor
                                Vice President and Controller,
                                and Chief Accounting Officer
                                (Duly authorized officer)