Form 10-Q
period 1999-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 1999-08-13
CIK 1050566

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

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of August 6, 1999: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                  Protective Life and Annuity Insurance Company



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants.....................................
        Condensed Statements of Income for the Three and Six Months
          ended June 30, 1999 and 1998 (unaudited)............................
        Condensed Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998...................................
        Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1999 and 1998 (unaudited).................
        Notes to Condensed Financial Statements (unaudited)...................

   Item 2.   Management's Narrative Analysis of the Results of Operations.....

PART II.     OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K...................................

Signature.....................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama


We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 1999, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998 and the related statements of income, share-owners' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




                                                /s/ PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers LLP


Birmingham, Alabama
July 27, 1999

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30                            JUNE 30
                                                                        --------------------------------------------------------
                                                                          1999           1998              1999          1998
                                                                          ----           ----              ----          ----
REVENUES
     Premiums and policy fees                                         $15,567,150   $ 1,924,760        $32,182,258    $3,887,846
        Reinsurance ceded                                              (5,488,619)     (350,465)       (11,001,856)     (785,579)
                                                                     ------------   -----------        -----------   -----------
        Premiums and policy fees, net of reinsurance ceded             10,078,531     1,574,295         21,180,402     3,102,267
     Net investment income                                              5,954,040     1,265,388         12,889,667     2,845,683
     Realized investment gains (losses)                                        37      (500,000)            11,081      (500,000)
     Other income (loss)                                                    2,344                           (6,392)
                                                                     ------------   -----------        -----------   -----------
                                                                       16,034,952     2,339,683         34,074,758     5,447,950
                                                                     ------------   -----------        -----------   -----------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1999 - $5,278,386; 1998 - $1,464,688
        six months: 1999 - $9,699,037; 1998 - $1,611,589)               6,059,584     2,125,140         16,526,171     3,281,445
     Amortization of deferred policy acquisition costs                  3,043,818        77,998          5,269,548       204,596
     Other operating expenses (net of reinsurance ceded:
        three months: 1999 - $68,922; 1998 - $74,910
        six months: 1999 - $139,687; 1998 - $(8,074))                   3,544,292       517,489          5,857,733      915,015
                                                                      -----------   -----------        -----------    ----------
                                                                       12,647,694     2,720,627         27,653,452     4,401,056
                                                                      -----------   -----------        -----------    ----------

INCOME (LOSS) BEFORE INCOME TAX                                         3,387,258      (380,944)         6,421,306     1,046,894

Income tax expense (benefit)                                              948,433      (106,664)         1,797,966       293,130
                                                                     ------------    ----------        -----------   -----------


NET INCOME (LOSS)                                                     $ 2,438,825    $ (274,280)        $4,623,340   $   753,764
                                                                      ===========    ==========         ==========   ===========

See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS


                                                                                    JUNE 30          DECEMBER 31
                                                                                     1999                1998
                                                                                ---------------      -------------
                                                                                             (Unaudited)

ASSETS
  Investments
    Fixed maturities                                                              $370,420,788        $360,113,277
    Mortgage loans on real estate                                                    5,798,217           7,900,221
    Policy loans                                                                    53,844,889          54,103,044
    Short-term investments                                                           5,306,243          18,267,431
                                                                                 -------------       -------------
     Total investments                                                             435,370,137         440,383,973
  Cash                                                                               4,623,274
  Accrued investment income                                                          7,623,722           7,597,305
  Accounts and premiums receivable, net                                                555,336             673,967
  Reinsurance receivables                                                           22,425,140          22,405,337
  Deferred policy acquisition costs                                                128,324,394         133,275,451
  Other assets                                                                          42,098              55,968
  Assets related to separate accounts
    Variable annuity                                                                 2,302,447             237,565
                                                                                --------------     ---------------
                                                                                  $601,266,548        $604,629,566
                                                                                ==============     ===============

LIABILITIES
  Policy liabilities and accruals                                                 $436,823,295        $442,329,379
  Annuity deposits                                                                   6,253,256           3,434,342
  Other policyholders' funds                                                        11,344,669          12,143,006
  Other liabilities                                                                 20,238,699           7,941,276
  Deferred income taxes                                                              1,937,822           7,305,381
  Liabilities related to separate accounts
    Variable annuity                                                                 2,302,447             237,565
                                                                                --------------      --------------
                                                                                   478,900,188         473,390,949
                                                                                --------------      --------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding: 250,000                                           2,500,000           2,500,000
  Additional paid-in capital                                                       101,386,324         101,574,516
  Retained earnings                                                                 22,976,832          18,353,492
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments (net of income
     tax: 1999 - $(2,422,428); 1998 - $4,743,097                                    (4,498,796)          8,808,609
                                                                                ---------------     --------------
                                                                                   122,366,360         131,238,617
                                                                                ---------------     --------------
                                                                                  $601,266,548        $604,629,566
                                                                                ==============      ==============

See notes to condensed financial statements



                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                           1999           1998
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $  4,623,340   $     753,764
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment gains                                                           (11,081)
       Amortization of deferred policy acquisition costs                                 5,269,548         204,596
       Capitalization of deferred policy acquisition costs                                (318,491)       (353,845)
       Deferred income tax                                                               1,797,966         131,774
       Interest credited to universal life and investment products                       3,101,263         502,210
       Policy fees assessed on universal life and investment products                     (488,856)       (501,699)
       Change in accrued investment income and other receivables                            72,411         410,447
       Change in policy liabilities and other policyholder
          funds of traditional life and health products                                 (8,326,802)       (331,383)
       Change in other liabilities                                                      12,297,423      (2,772,450)
       Other (net)                                                                        (174,455)         18,409
                                                                                      ------------   -------------
    Net cash provided by (used in) operating activities                                 17,842,266      (1,938,177)
                                                                                      ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   33,623,078      43,867,398
       Other                                                                             2,107,560       1,396,084
    Cost of investments acquired
       Investments available for sale                                                  (51,178,518)    (46,470,555)
                                                                                      -------------   -------------
    Net cash (used in) investing activities                                            (15,447,880)     (1,207,073)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners                                                                              (50,000)
    Investment product deposits and change in universal life deposits                    2,228,888        (500,848)
    Capital contributions                                                                                2,000,000
                                                                                      ------------   -------------
    Net cash provided by (used in) financing activities                                  2,228,888       1,449,152
                                                                                      ------------   -------------

INCREASE (DECREASE) IN CASH                                                              4,623,274      (1,696,098)
CASH AT BEGINNING OF PERIOD                                                                      0       2,218,201
                                                                                      ------------   -------------
CASH AT END OF PERIOD                                                                  $ 4,623,274   $     522,103
                                                                                      ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Income taxes                                                                                   $    200,000













See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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


                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                       SIX MONTHS ENDED JUNE 30, 1999
                                                  --------------------------------------------------------------------
                                                                               DENTAL AND
                                                                                CONSUMER               FINANCIAL
                                                    ACQUISITIONS                BENEFITS              INSTITUTIONS
                                                    ------------               ----------             ------------

Premiums and policy fees                             $30,186,919               $1,241,619               $744,800
Reinsurance ceded                                    (10,633,046)                (368,810)
                                                     -----------               ----------               --------
  Net of reinsurance ceded                            19,553,873                  872,809                744,800
Net investment income                                 12,350,158                  218,497                108,455
Realized investment gains (losses)
Other income                                              (8,718)
                                                     -----------               ----------               --------
     Total revenues                                   31,895,313                1,091,306                853,255
                                                     -----------               ----------               --------
Benefits and settlement expenses                      15,203,723                  842,643                408,742
Amortization of deferred policy
 acquisition costs                                     5,085,560                                         183,988
Other operating expenses                               5,529,534                   23,096                (35,861)
                                                     -----------               ----------               --------
     Total benefits and expenses                      25,818,817                  865,739                556,869
                                                     -----------               ----------               --------
Income before income tax                               6,076,496                  225,567                296,386


                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER           ADJUSTMENTS        TOTAL
                                                    ----------       ---------        -----------        -----

Premiums and policy fees                           $   8,920                                          $ 32,182,258
Reinsurance ceded                                                                                      (11,001,856)
                                                    ---------                                          -----------
  Net of reinsurance ceded                             8,920                                            21,180,402
Net investment income                                                $ 212,557                          12,889,667
Realized investment gains (losses)                                      11,081                              11,081
Other income                                           2,326                                                (6,392)
                                                    --------         ---------                         -----------
     Total revenues                                   11,246           223,638                          34,074,758
                                                    --------         ---------                         -----------
Benefits and settlement expenses                      71,063                                            16,526,171
Amortization of deferred policy
 acquisition costs                                                                                       5,269,548
Other operating expenses                             315,834            25,130                           5,857,733
                                                    --------         ---------                         -----------
     Total benefits and expenses                     386,897            25,130                          27,653,452
                                                    --------         ---------                         -----------
Income (loss) before income tax                     (375,651)          198,508                           6,421,306
Income tax expense                                                                   $1,797,966          1,797,966
                                                                                                       -----------
     Net income                                                                                        $ 4,623,340
                                                                                                       ===========




                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                       SIX MONTHS ENDED JUNE 30, 1998
                                                  ------------------------------------------------------------------
                                                                               DENTAL AND
                                                                                CONSUMER               FINANCIAL
                                                    ACQUISITIONS                BENEFITS              INSTITUTIONS
                                                    ------------               ----------             ------------

Premiums and policy fees                             $2,403,520                $1,211,314              $273,012
Reinsurance ceded                                      (474,885)                 (310,694)
                                                     ----------                 ---------              --------
  Net of reinsurance ceded                            1,928,635                   900,620               273,012
Net investment income                                 2,095,553                   327,846
                                                     ----------                ----------
     Total revenues                                   4,024,188                 1,228,466               273,012
                                                     ----------                ----------              --------
Benefits and settlement expenses                      2,691,819                   465,462               124,164
Amortization of deferred policy
 acquisition costs                                      156,597                                          47,999
Other operating expenses                                358,701                   552,412                29,763
                                                     ----------                ----------              --------
     Total benefits and expenses                      3,207,117                 1,017,874               201,926
                                                     ----------                ----------              --------
Income before tax                                       817,071                   210,592                71,086


                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER            ADJUSTMENTS        TOTAL
                                                    ----------       ---------         -----------        -----

Premiums and policy fees                                                                                $3,887,846
Reinsurance ceded                                                                                         (785,579)
                                                                                                        ----------
  Net of reinsurance ceded                                                                               3,102,267
Net investment income                                                 $422,284                           2,845,683
Realized investment gains (losses)                                    (500,000)                           (500,000)
                                                                      --------                          ----------
     Total revenues                                                    (77,716)                          5,447,950
                                                                      --------                          ----------
Benefits and settlement expenses                                                                         3,281,445
Amortization of deferred policy
 acquisition costs                                                                                         204,596
Other operating expenses                            $(25,861)                                              915,015
                                                    --------                                            ----------
     Total benefits and expenses                     (25,861)                                            4,401,056
                                                    --------          ---------                         ----------
Income before tax                                     25,861           (77,716)                          1,046,894
Income tax expense                                                                      $293,130           293,130
                                                                                                        ----------
     Net income                                                                                         $  753,764
                                                                                                        ==========


                                        8




                                                                       OPERATING SEGMENT ASSETS
                                                                            JUNE 30, 1999
                                                  -----------------------------------------------------------------
                                                                              DENTAL AND
                                                                               CONSUMER                FINANCIAL
                                                   ACQUISITIONS                BENEFITS               INSTITUTIONS
                                                   ------------              -----------              ------------

Investments and other assets                        $427,107,112              $6,195,170                $3,334,135
Deferred policy acquisition costs                    127,496,966                                           827,428
                                                    ------------             -----------                ----------
     Total assets                                   $554,604,078              $6,195,170                $4,161,563
                                                    ============             ===========                ==========


                                                                               CORPORATE
                                                      INVESTMENT                 AND
                                                       PRODUCTS                 OTHER                     TOTAL
                                                      ----------              -----------                 -----

Investments and other assets                         $3,734,025               $32,571,712             $472,942,154
Deferred policy acquisition costs                                                                      128,324,394
                                                     ----------               -----------             ------------
     Total assets                                    $3,734,025               $32,571,712             $601,266,548
                                                     ==========               ===========             ============



                                                                       OPERATING SEGMENT ASSETS
                                                                          DECEMBER 31, 1998
                                                  -----------------------------------------------------------------
                                                                              DENTAL AND
                                                                               CONSUMER                 FINANCIAL
                                                   ACQUISITIONS                BENEFITS                INSTITUTIONS
                                                   ------------               ----------               ------------

Investments and other assets                       $434,928,613               $6,642,241                $2,658,668
Deferred policy acquisition costs                   132,582,526                                            692,925
                                                   ------------               ----------                ----------
     Total assets                                  $567,511,139               $6,642,241                $3,351,593
                                                   ============               ==========                ==========


                                                                              CORPORATE
                                                     INVESTMENT                 AND
                                                      PRODUCTS                 OTHER                    TOTAL
                                                      --------                -----------             ------------
Investments and other assets                          $774,504                $26,350,089             $471,354,115
Deferred policy acquisition costs                                                                      133,275,451
                                                      --------                -----------             ------------
     Total assets                                     $774,504                $26,350,089             $604,629,566
                                                      ========                ===========             ============

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1999, and for the six months then ended, the Company had share-owners' equity and net income prepared in conformity with statutory reporting practices of $32.6 million and $7.3 million, respectively.


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

         The Company's balance sheets at June 30, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                 JUNE 30, 1999          DECEMBER 31, 1998
                                                                 -------------          -----------------
Total investments                                                 $442,291,359              $426,832,267
Deferred policy acquisition costs                                  128,324,394               133,275,451
All other assets                                                    37,572,017                30,970,142
                                                                  ------------              ------------
                                                                  $608,187,770              $591,077,860
                                                                  ============              ============

Deferred income taxes                                             $  4,360,250              $  2,562,284
All other liabilities                                              476,962,364               466,085,568
                                                                  ------------              ------------
                                                                   481,322,614               468,647,852
Share-owners' equity                                               126,865,156               122,430,008
                                                                  ------------              ------------
                                                                  $608,187,770              $591,077,860
                                                                  ============              ============

NOTE F - COMPREHENSIVE INCOME (LOSS)

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the six months ended June 30, 1999 and 1998:


                                                                                          Six Months Ended
                                                                                ----------------------------------
                                                                                    1999                    1998
                                                                                    ----                    ----
          Net income                                                            $  4,623,340           $   753,764
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1999 - $(7,162,422); 1998 - $(17,670))                             (13,299,427)              227,326
          Reclassification adjustment for amounts
              included in net income (net of income
              tax: 1999 - $(3,103); 1998 - $140,000)                                  (7,978)              360,000
                                                                                 -----------            ----------
          Comprehensive income (loss)                                            $(8,684,065)           $1,341,090
                                                                                 ===========            ==========


NOTE G - RECLASSIFICATIONS

          Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share- owners' equity.

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

         PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Individual Life, West Coast, and Acquisitions Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions.

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 1999, the Company was involved in the businesses of four of PLC's seven divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

         This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to
Exhibit 99 for more information about factors which could affect future results.

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                  SIX MONTHS
                                                                    ENDED                       PERCENTAGE
                                                                   JUNE 30                       INCREASE
                                                       -------------------------------         ------------
                                                           1999               1998
                                                           ----               ----
         Premiums and policy fees                      $21,180,402          $3,102,267            582.7  %
         Net investment income                          12,889,667           2,845,683            353.0
         Realized investment gains                          11,081            (500,000)           - -
         Other                                              (6,392)                               - -
                                                       -----------          ----------
                                                       $34,074,758          $5,447,950
                                                       ===========          ==========


         Premiums and policy fees, net of reinsurance ("premiums and policy fees") increased $18.1 million or 582.7% in the first six months of 1999 over the first six months of 1998. Premiums and policy fees from the Acquisitions Division increased $17.6 million primarily due to the coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998. Premiums and policy fees related to the Dental Division decreased slightly in the first six months of 1999 as compared to the same period in 1998. The Financial Institutions Division's premiums and policy fees increased $0.5 million in the first six months of 1999 over the first six months of 1998 due to increased marketing efforts and sales momentum. The Investment Products Division began marketing certain annuity products in the state of New York through the Company during the latter part of 1998, which resulted in a small amount of new premiums and policy fees in the first six months of 1999.

         Net investment income in the first six months of 1999 increased $10.0 million or 353.0% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets associated with the coinsurance transaction described above.

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

         The Company reported an insignificant amount of realized investment gains and other income (loss) in the first six months of 1999.

INCOME BEFORE INCOME TAX

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                            SIX MONTHS ENDED JUNE 30

                                                                               1999                    1998
                                                                               ----                    ----
Operating Income (Loss)1
      Acquisitions                                                          $6,076,496             $   817,071
      Dental and Consumer Benefits                                             225,567                 210,592
      Financial Institutions                                                   296,386                  71,086
      Investment Products                                                     (375,651)                 25,861
      Corporate and Other                                                      187,427                 422,284
                                                                            ----------               ---------
              Total operating income                                         6,410,225               1,546,894
                                                                            ----------               ---------

Realized Investment Gains (Losses)
      Corporate and Other                                                       11,081                (500,000)
                                                                            ----------               ---------
              Total net                                                         11,081                (500,000)
                                                                            ----------               ---------
Income (Loss) Before Income Tax
      Acquisitions                                                           6,076,496                 817,071
      Dental and Consumer Benefits                                             225,567                 210,592
      Financial Institutions                                                   296,386                  71,086
      Investment Products                                                     (375,651)                 25,861
      Corporate and Other                                                      198,508                 (77,716)
                                                                            ----------              ----------
              Total income before tax                                       $6,421,306              $1,046,894
                                                                            ==========              ==========


1 Income (loss) before tax excluding realized investment gains and losses.


         Pretax operating income from the Acquisitions Division was $6.1 million in the first six months of 1999 as compared to $0.8 million in the same period of 1998. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Division coinsured a block of policies from Lincoln National. This acquisition represented most of the increase in pretax earnings for the Division.

         Dental Division pretax earnings were $0.2 million in the first six months of 1999 and 1998.

         The Financial Institutions Division's pretax operating income was $0.3 million for the first six months of 1999 as compared to $0.1 million the first six months of 1998. The increase was primarily due to increased marketing efforts.

         The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had a pretax operating loss of $0.4 million in the first six months of 1999 primarily related to start-up expenses.

The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding operating divisions. Pretax operating income from this segment was $0.2 million in the first six months of 1999 and $0.4 million in the first six months of 1998.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:

         SIX MONTHS
           ENDED                                      ESTIMATED EFFECTIVE
          JUNE 30                                       INCOME TAX RATES
        -----------                                   -------------------

            1998                                              28.0  %
            1999                                              28.0

         The effective income tax rate for the full year of 1998 was 28%. Management's estimate of the effective income tax rate for 1999 is 28%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                        NET INCOME
                                             -------------------------------
           SIX MONTHS
             ENDED                                               PERCENTAGE
            JUNE 30                           TOTAL               INCREASE
          -----------                         -----              ----------
             1998                         $  753,764                (34.2)%
             1999                          4,623,340                513.3


         Compared to the same period in 1998, net income in the first six months of 1999 increased $3.9 million, reflecting increases related to the Acquisitions, Dental, and Financial Institutions Divisions, and the Corporate and Other segment, and realized investment gains which were partially offset by a decrease in the Investment Products Division.

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

         The Company shares computer hardware and software with PLC. PLC began work on the Year 2000 problem in 1995. At that time, PLC identified and assessed its critical mainframe systems, and prioritized the remediation efforts that were to follow. During 1998 all other hardware and software, including non-information technology (non-IT) related hardware and software, were included in the process. PLC's Year 2000 plan includes all subsidiaries.

         PLC estimates that Year 2000 remediation is complete for most of its insurance administration systems and general administration systems. Of the general administration systems that are not yet remediated, the majority are new systems that were implemented during 1998 and are scheduled for year 2000 testing in August 1999 with the compliant, tested version to be placed in production by September 1999. All remediated systems are currently in production.

         Mainframe application remediation was completed December 31, 1998. Personal computer network hardware, software, and operating systems have been reviewed, with upgrades implemented where necessary. Remaining Year 2000 personal computer preparations are expected to be completed by September 30, 1999. In March 1999 a personal computer test lab was established to facilitate client server system testing. That testing is now materially complete and the lab facility is being used for desktop application testing. With respect to non-IT equipment and processes, the assessment and remediation is progressing on schedule and all known issues are expected to be remediated before December 31, 1999.

         Future date tests are complete for the majority of PLC's mission critical systems and are expected to be completed by August 31, 1999. Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. PLC is using its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Current expectations are that integrated testing will be completed on or before September 30, 1999.

         Significant business partners and suppliers that provide products or services critical to Company operations are being reviewed for year 2000 readiness. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000.

         PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through June 30, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.7 million, with an additional $0.5 million estimated to be required to support continued Year 2000 preparations. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurance that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC or the Company's operations, or that the Year 2000 issue will not otherwise adversely affect PLC or the Company.

         A formal contingency plan is being prepared for senior management approval in September 1999. The plan will also be reviewed with the Finance and Investments Committee of PLC's

Board of Directors at their October meeting. Those systems and functions identified as mission critical are included in the contingency plan.

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



                                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY




Date: August 13, 1999                           /s/ Jerry W. DeFoor
                                                -------------------
                                                Jerry W. DeFoor
                                                Vice President and Controller,
                                                and Chief Accounting Officer
                                                (Duly authorized officer)