Form 10-Q
period 1999-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 1999-11-12
CIK 1050566

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

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of November 5, 1999: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                  Protective Life and Annuity Insurance Company



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants.....................................
        Condensed Statements of Income for the Three and Nine Months
          ended September 30, 1999 and 1998 (unaudited).......................
        Condensed Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998...................................
        Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1999 and 1998 (unaudited)...........
        Notes to Condensed Financial Statements (unaudited)...................

   Item 2.   Management's Narrative Analysis of the Results of Operations.....

PART II.     OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K...................................

Signature.....................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 1999, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Birmingham, Alabama
October 26, 1999

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                               SEPTEMBER 30                      SEPTEMBER 30
                                                                      ------------------------------------------------------------
                                                                         1999           1998              1999           1998
                                                                         ----           ----              ----           ----
REVENUES
     Premiums and policy fees                                         $11,550,772    $2,250,042        $43,733,030    $6,137,888
        Reinsurance ceded                                              (4,139,281)     (423,045)       (15,141,137)   (1,208,624)
                                                                      ------------   -----------       -----------    ----------
        Premiums and policy fees, net of reinsurance ceded              7,411,491     1,826,997         28,591,893     4,929,264
     Net investment income                                              8,755,048     2,047,860         21,644,715     4,893,543
     Realized investment gains (losses)                                   (74,151)                         (63,070)     (500,000)
     Other income (loss)                                                      977                           (5,416)
                                                                      ------------   -----------       -----------    ----------
                                                                       16,093,365     3,874,857         50,168,122     9,322,807
                                                                      ------------   -----------       -----------    ----------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1999 - $3,645,383; 1998 - $1,206,396
        nine months: 1999 - $13,344,420; 1998 - $2,817,986)             8,881,623     2,686,038         25,407,794     5,967,483
     Amortization of deferred policy acquisition costs                    244,472       106,783          5,514,020       311,379
     Other operating expenses (net of reinsurance ceded:
        three months: 1999 - $52,541; 1998 - $213,656
        nine months: 1999 - $192,228; 1998 - $205,582)                  3,612,922       222,514          9,470,654     1,137,529
                                                                       ----------     ---------         ----------     ---------
                                                                       12,739,017     3,015,335         40,392,468     7,416,391
                                                                       ----------     ---------         ----------     ---------

INCOME BEFORE INCOME TAX                                                3,354,348       859,522          9,775,654     1,906,416

Income tax expense                                                        939,217       240,666          2,737,183       533,796
                                                                        ---------       -------          ---------     ---------


NET INCOME                                                            $ 2,415,131    $  618,856        $ 7,038,471   $ 1,372,620
                                                                      ===========    ==========        ===========     =========



See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS


                                                                                   SEPTEMBER 30        DECEMBER 31
                                                                                       1999               1998
                                                                                -----------------------------------
                                                                                            (Unaudited)
ASSETS
  Investments
    Fixed maturities                                                              $372,258,410        $360,113,277
    Mortgage loans on real estate                                                    3,795,372           7,900,221
    Investment in real estate, net of accumulated depreciation                       1,100,000
    Policy loans                                                                    54,195,717          54,103,044
    Short-term investments                                                           6,200,000          18,267,431
                                                                                  ------------         -----------
     Total investments                                                             437,549,499         440,383,973
  Cash                                                                               1,010,241
  Accrued investment income                                                          7,232,418           7,597,305
  Accounts and premiums receivable, net                                              2,910,859             673,967
  Reinsurance receivables                                                           24,946,154          22,405,337
  Deferred policy acquisition costs                                                128,270,945         133,275,451
  Other assets                                                                          42,173              55,968
  Assets related to separate accounts
    Variable annuity                                                                 2,555,911             237,565
                                                                                  ------------        ------------
                                                                                  $604,518,200        $604,629,566
                                                                                  ============        ============


LIABILITIES
  Policy liabilities and accruals                                                 $441,667,863        $442,329,379
  Annuity deposits                                                                   7,000,007           3,434,342
  Other policyholders' funds                                                        11,085,851          12,143,006
  Other liabilities                                                                 12,463,365           7,941,276
  Deferred income taxes                                                              3,607,375           7,305,381
  Liabilities related to separate accounts
    Variable annuity                                                                 2,555,911             237,565
                                                                                   -----------         -----------
                                                                                   478,380,372         473,390,949
                                                                                   ===========         ===========

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding: 250,000                                           2,500,000           2,500,000
  Additional paid-in capital                                                       101,386,324         101,574,516
  Retained earnings                                                                 25,391,961          18,353,492
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments (net of income
     tax: 1999 - $(1,692,092); 1998 - $4,743,097                                    (3,142,457)          8,808,609
                                                                                  ------------         -----------
                                                                                   126,137,828         131,238,617
                                                                                  ------------         -----------
                                                                                  $604,518,200        $604,629,566
                                                                                  ============         ===========

See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                           1999           1998
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $  7,038,471     $ 1,372,620
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment gains                                                            63,070
       Amortization of deferred policy acquisition costs                                 5,514,020         311,379
       Capitalization of deferred policy acquisition costs                                (509,514)       (593,050)
       Deferred income tax                                                               2,737,183        (566,340)
       Accrued income tax                                                                                   11,978
       Interest credited to universal life and investment products                       8,552,618         811,436
       Policy fees assessed on universal life and investment products                   (8,956,188)       (751,805)
       Change in accrued investment income and other receivables                        (4,412,822)        470,377
       Change in policy liabilities and other policyholder
          funds of traditional life and health products                                (15,205,019)       (194,536)
       Change in other liabilities                                                       4,522,089      (2,478,355)
       Other (net)                                                                        (174,396)         18,408
                                                                                      -------------    ------------
    Net cash used in operating activities                                                 (830,488)     (1,587,888)
                                                                                      -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   49,917,961      12,857,145
       Other                                                                             2,505,047       2,515,965
    Cost of investments acquired
       Investments available for sale                                                  (66,937,862)    (16,546,471)
       Other                                                                            (1,100,000)
                                                                                       ------------     -----------
    Net cash used in investing activities                                              (15,614,854)     (1,173,361)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners                                                                              (50,000)
    Investment product deposits and change in universal life deposits                   17,455,583        (461,728)
    Capital contributions                                                                                2,000,000
                                                                                        ----------       ---------
    Net cash provided by financing activities                                           17,455,583       1,488,272
                                                                                        ----------       ---------

INCREASE (DECREASE) IN CASH                                                              1,010,241      (1,272,977)
CASH AT BEGINNING OF PERIOD                                                                      0       2,218,201
                                                                                        ----------       ---------
CASH AT END OF PERIOD                                                                  $ 1,010,241      $  945,224
                                                                                        ==========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Income taxes                                                                                   $    350,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCIAL ACTIVITIES
    Issuance of common stock dividend                                                                  $   500,000


See notes to condensed financial statements

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         All outstanding shares of the Company's common stock are owned by Protective Life Insurance Company ("Protective"), which is a wholly-owned subsidiary of Protective Life Corporation ("PLC"). All outstanding shares of the Company's preferred stock are owned by PLC.

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

     A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. The Company and its affiliates, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

         PLC, through its subsidiaries, operates seven divisions whose principal strategic focus can be grouped into three general categories: Life Insurance, Specialty Insurance Products, and Retirement Savings and Investment Products. The Company is involved in the businesses of four of PLC's seven divisions. The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.


                                                                       OPERATING SEGMENT INCOME FOR THE
                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                   ----------------------------------------------------------------
                                                                               DENTAL AND
                                                                                CONSUMER              FINANCIAL
                                                    ACQUISITIONS                BENEFITS             INSTITUTIONS
                                                    ------------                --------             ------------
Premiums and policy fees                            $ 40,657,642               $1,865,248             $1,191,926
Reinsurance ceded                                    (14,593,146)                (547,991)
                                                     -----------                ---------              ---------
  Net of reinsurance ceded                            26,064,496                1,317,257              1,191,926
Net investment income                                 20,735,028                  344,133                175,597
Realized investment gains (losses)
Other income                                              (8,718)
                                                      ----------                ---------              ---------
     Total revenues                                   46,790,806                1,661,390              1,367,523
                                                      ----------                ---------              ---------
Benefits and settlement expenses                      23,177,480                1,482,549                605,625
Amortization of deferred policy
 acquisition costs                                     5,220,186                                         293,834
Other operating expenses                               9,019,249                   40,883                (12,480)
                                                      ----------                ---------                -------
     Total benefits and expenses                      37,416,915                1,523,432                886,979
                                                      ----------                ---------                -------
Income before income tax                               9,373,891                  137,958                480,544


                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER           ADJUSTMENTS        TOTAL
                                                    ----------       ---------        -----------        -----

Premiums and policy fees                            $  18,214                                          $43,733,030
Reinsurance ceded                                                                                      (15,141,137)
                                                       ------                                           ----------
  Net of reinsurance ceded                             18,214                                           28,591,893
Net investment income                                                $389,957                           21,644,715
Realized investment gains (losses)                                                  $   (63,070)           (63,070)
Other income                                            3,302                                               (5,416)
                                                       ------         -------           -------         ----------
     Total revenues                                    21,516         389,957           (63,070)        50,168,122
                                                       ------         -------           -------         ----------
Benefits and settlement expenses                      142,140                                           25,407,794
Amortization of deferred policy
 acquisition costs                                                                                       5,514,020
Other operating expenses                              397,872          25,130                            9,470,654
                                                      -------          ------                            ---------
     Total benefits and expenses                      540,012          25,130                           40,392,468
                                                      -------          ------            ------         ----------
Income (loss) before income tax                      (518,496)        364,827           (63,070)         9,775,654
Income tax expense                                                                    2,737,183          2,737,183
                                                                                                         ---------
     Net income                                                                                        $ 7,038,471
                                                                                                         =========





                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                    ---------------------------------------------------------------
                                                                               DENTAL AND
                                                                                CONSUMER               FINANCIAL
                                                    ACQUISITIONS                BENEFITS              INSTITUTIONS
                                                    ------------                ---------             ------------
Premiums and policy fees                             $3,474,030                $2,135,891              $527,947
Reinsurance ceded                                      (593,678)                 (614,946)
                                                      ---------                 ---------               -------
  Net of reinsurance ceded                            2,880,352                 1,520,945               527,947
Net investment income                                 3,565,457                   518,138
                                                      ---------                 ---------               -------
     Total revenues                                   6,445,809                 2,039,083               527,947
                                                      ---------                 ---------               -------
Benefits and settlement expenses                      4,368,904                 1,329,099               268,035
Amortization of deferred policy
 acquisition costs                                      197,597                                         113,782
Other operating expenses                                581,969                   540,851                36,821
                                                      ---------                 ---------               -------
     Total benefits and expenses                      5,148,470                 1,869,950               418,638
                                                      ---------                 ---------               -------
Income before tax                                     1,297,339                   169,133               109,309


                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER            ADJUSTMENTS        TOTAL
                                                    ----------       ---------         -----------        -----

Premiums and policy fees                           $      20                                            $6,137,888
Reinsurance ceded                                                                                       (1,208,624)
                                                    --------                                             ---------
  Net of reinsurance ceded                                20                                             4,929,264
Net investment income                                                 $809,948                           4,893,543
Realized investment gains (losses)                                                     $(500,000)         (500,000)
                                                    --------           -------          ---------        ---------
     Total revenues                                       20           809,948          (500,000)        9,322,807
                                                    --------           -------          ---------        ---------
Benefits and settlement expenses                       1,445                                             5,967,483
Amortization of deferred policy
 acquisition costs                                                                                         311,379
Other operating expenses                             (22,112)                                            1,137,529
                                                    --------           -------                           ---------
     Total benefits and expenses                     (20,667)                                            7,416,391
                                                    --------           -------          --------         ---------
Income before tax                                     20,687           809,948          (500,000)        1,906,416
Income tax expense                                                                       533,796           533,796
                                                                                                         ---------
     Net income                                                                                         $1,372,620
                                                                                                         =========




                                                                      OPERATING SEGMENT ASSETS
                                                                         SEPTEMBER 30, 1999
                                                   ---------------------------------------------------------------
                                                                             DENTAL AND
                                                                              CONSUMER                 FINANCIAL
                                                   ACQUISITIONS               BENEFITS                INSTITUTIONS
                                                   ------------              -----------              ------------
Investments and other assets                        $422,153,997             $10,532,071                $3,711,851
Deferred policy acquisition costs                    127,362,341                                           908,604
                                                     -----------              ----------                 ---------
     Total assets                                   $549,516,338             $10,532,071                $4,620,455
                                                     ===========              ==========                 =========

                                                                               CORPORATE
                                                      INVESTMENT                 AND
                                                       PRODUCTS                 OTHER                  TOTAL
                                                      ----------               ---------               -----


Investments and other assets                         $4,460,225               $35,389,111             $476,247,255
Deferred policy acquisition costs                                                                      128,270,945
                                                      ---------                ----------              -----------
     Total assets                                    $4,460,225               $35,389,111             $604,518,200
                                                      =========                ==========              ===========


                                                                      OPERATING SEGMENT ASSETS
                                                                          DECEMBER 31, 1998
                                                   ---------------------------------------------------------------
                                                                             DENTAL AND
                                                                              CONSUMER                 FINANCIAL
                                                   ACQUISITIONS               BENEFITS                INSTITUTIONS
                                                   ------------               --------                ------------

Investments and other assets                       $434,928,613               $6,642,241                $2,658,668
Deferred policy acquisition costs                   132,582,526                                            692,925
                                                    -----------                ---------                 ---------
     Total assets                                  $567,511,139               $6,642,241                $3,351,593
                                                    ===========                =========                 =========

                                                                               CORPORATE
                                                     INVESTMENT                  AND
                                                      PRODUCTS                  OTHER                     TOTAL
                                                     ----------                ----------                 -----

Investments and other assets                          $774,504                $26,350,089             $471,354,115
Deferred policy acquisition costs                                                                      133,275,451
                                                       -------                 ----------              -----------
     Total assets                                     $774,504                $26,350,089             $604,629,566
                                                       =======                 ==========              ===========

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1999, and for the nine months then ended, the Company had share-owners' equity and net income prepared in conformity with statutory reporting practices of $35.5 million and $10.0 million, respectively.


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

         The Company's balance sheets at September 30, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:


                                                           SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                           ------------------            -----------------
Total investments                                             $442,384,048                  $426,832,267
Deferred policy acquisition costs                              128,270,945                   133,275,451
All other assets                                                38,697,756                    30,970,142
                                                               -----------                   -----------
                                                              $609,352,749                  $591,077,860
                                                               ===========                   ===========

Deferred income taxes                                        $   5,299,467                 $   2,562,284
All other liabilities                                          474,772,997                   466,085,568
                                                               -----------                   -----------
                                                               480,072,464                   468,647,852
Share-owners' equity                                           129,280,285                   122,430,008
                                                               -----------                   -----------
                                                              $609,352,749                  $591,077,860
                                                               ===========                   ===========

NOTE F - COMPREHENSIVE INCOME (LOSS)

         The  following  table sets  forth the  Company's  comprehensive  income
(loss) for the three and nine months ended September 30, 1999 and 1998:


                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             --------------------------------------------------------------
                                                                    1999             1998            1999          1998
                                                                    ----             ----            ----          ----
          Net income                                             $2,415,131        $618,856     $  7,038,471    $1,372,620
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              three months: 1999 - $709,574; 1998 -
              $571,031; nine months: 1999 - $(6,452,848);
              1998 - $553,361)                                    1,302,951       1,195,601      (11,996,476)    1,422,927
          Reclassification adjustment for amounts
              included in net income (net of income
              tax: three months: 1999 - $20,762; nine
              months: 1999 - $17,659; 1998 - $140,000)               53,388                           45,410       360,000
                                                                  ---------       ---------       ----------     ---------
          Comprehensive income (loss)                            $3,771,470      $1,814,457      $(4,912,595)   $3,155,547
                                                                 ==========      ==========      ============   ==========

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

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September 30, 1999, the Company was involved in the businesses of four of PLC's seven divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

         This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to
Exhibit 99 herein for more information about factors which could affect future results.

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:


                                                                NINE MONTHS
                                                                   ENDED                           PERCENTAGE
                                                                SEPTEMBER 30                        INCREASE
                                                       ----------------------------------          ----------
                                                           1999               1998
                                                           ----               ----
         Premiums and policy fees                      $28,591,893          $4,929,264              480.0  %
         Net investment income                          21,644,715           4,893,543              342.3
         Realized investment losses                        (63,070)           (500,000)                --
         Other                                              (5,416)                                     -
                                                        ----------           ---------
                                                       $50,168,122          $9,322,807
                                                        ==========           =========


         Premiums and policy fees, net of reinsurance ("premiums and policy fees") increased $23.7 million or 480.0% in the first nine months of 1999 over the first nine months of 1998. Premiums and policy fees from the Acquisitions Division increased $23.2 million primarily due to the coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998. Premiums and policy fees related to the Dental Division decreased slightly in the first nine months of 1999 as compared to the same period in 1998. The
Financial Institutions Division's premiums and policy fees increased $0.7 million in the first nine months of 1999 over the first nine months of 1998 due to increased marketing efforts and sales momentum. The Investment Products Division began marketing certain annuity products in the state of New York through the Company during the latter part of 1998, which resulted in a small amount of new premiums and policy fees in the first nine months of 1999.

         Net investment income in the first nine months of 1999 increased $16.8 million or 342.3% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets associated with the coinsurance transaction described above.

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

         The Company reported an insignificant amount of realized investment losses and other income (loss) in the first nine months of 1999.

Income Before Income Tax
------------------------

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                         NINE MONTHS ENDED SEPTEMBER 30


                                                                               1999                    1998
                                                                               ----                    ----
Operating Income (Loss)1
      Acquisitions                                                          $9,373,891              $1,297,339
      Dental and Consumer Benefits                                             137,958                 169,133
      Financial Institutions                                                   480,544                 109,309
      Investment Products                                                     (518,496)                 20,687
      Corporate and Other                                                      364,827                 809,948
                                                                             ---------               ---------
              Total operating income                                         9,838,724               2,406,416
                                                                             ---------               ---------
Realized Investment Gains (Losses)
      Unallocated Realized Investment Losses                                   (63,070)               (500,000)
                                                                             ---------                --------
              Total net                                                        (63,070)               (500,000)
                                                                             ---------                --------
Income (Loss) Before Income Tax
      Acquisitions                                                           9,373,891               1,297,339
      Dental and Consumer Benefits                                             137,958                 169,133
      Financial Institutions                                                   480,544                 109,309
      Investment Products                                                     (518,496)                 20,687
      Corporate and Other                                                      364,827                 809,948
      Unallocated Realized Investment Losses                                   (63,070)               (500,000)
                                                                             ---------               ---------
              Total income before tax                                       $9,775,654              $1,906,416
                                                                             =========               =========

1 Income (loss) before tax excluding realized investment gains and losses.


         Pretax operating income from the Acquisitions Division was $9.4 million in the first nine months of 1999 as compared to $1.3 million in the same period of 1998. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Division coinsured a block of policies from Lincoln National. This acquisition represented most of the increase in pretax earnings for the Division.

         Dental Division pretax earnings were $0.1 million in the first nine months of 1999 and $0.2 million in the first nine months of 1998.

         The Financial Institutions Division's pretax operating income was $0.5 million for the first nine months of 1999 as compared to $0.1 million the first nine months of 1998. The increase was primarily due to increased marketing efforts.

         The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had a pretax operating loss of $0.5 million in the first nine months of 1999 primarily related to start-up expenses.

         The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding operating divisions. Pretax operating income from this segment was $0.4 million in the first nine months of 1999 and $0.8 million in the first nine months of 1998.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

   NINE MONTHS
      ENDED                                            ESTIMATED EFFECTIVE
  SEPTEMBER 30                                          INCOME TAX RATES
  ------------                                         -------------------
      1998                                                     28  %
      1999                                                     28

         The effective income tax rate for the full year of 1998 was 28%. Management's estimate of the effective income tax rate for 1999 is 28%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                    NET INCOME
                                         ------------------------------------
         NINE MONTHS
           ENDED                                                PERCENTAGE
        SEPTEMBER 30                      TOTAL                  INCREASE
        ------------                      -----                 ----------
           1998                        $1,372,620                 (23.3)  %
           1999                         7,038,471                 412.8


         Compared to the same period in 1998, net income in the first nine months of 1999 increased $5.7 million, reflecting increases related to the Acquisitions and Financial Institutions Divisions, and realized investment gains, which were partially offset by decreases in the Dental and Investment Products Divisions and the Corporate and other segment.

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

     PLC estimates that Year 2000 remediation is complete for its insurance administration systems and general administration systems. All remediated systems are currently in production.

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

         Future date tests are complete for PLC's mission critical systems. Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. PLC used its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Integrated tests were completed during August 1999. Additional testing will be conducted whenever changing circumstances warrant additional testing.

     Significant business partners and suppliers that provide products or services critical to Company operations are being reviewed for year 2000 readiness. To date, no significant partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000.

     PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The costs of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through August 31, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.9 million, with an additional $0.3 million estimated to be required to support continued Year 2000 preparations. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurance that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC or the Company's operations, or that the Year 2000 issue will not otherwise adversely affect PLC or the Company.

         A formal contingency plan has been prepared and approved by senior management. Systems and functions identified as mission critical are included in the contingency plan.

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



                                 PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY




Date:  November 12, 1999                        /s/ Jerry W. DeFoor
                                                -------------------
                                                Jerry W. DeFoor
                                                Vice President and Controller,
                                                and Chief Accounting Officer
                                                (Duly authorized officer)