Form 10-K
period 1999-12-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2000-03-28
CIK 1050566

--------------------------------------------------------------------------------------------------------------------------------- ---------------------------------------------------------------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999
Commission File Number 333-42425

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

(Exact name of Registrant as specified in its charter)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

ALABAMA
(State or other jurisdiction of incorporation or organization)

63-0761690
(IRS Employer Identification No.)
Registrant's telephone number, including area code (205) 879-9230

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $10.00 Par Value, outstanding as of March 10, 2000: 250,000

The registrant meets the conditions set forth in General Instruction I(1)(a)and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction I(2)

DOCUMENTS INCORPORATED BY REFERENCE

None,except Exhibits

PART I

Item 1. Business

        Protective Life and Annuity Insurance Company (“the Company’), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company (“Protective”), which is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol “PL”. All outstanding shares of the Company’s preferred stock are owned by PLC. The Company is authorized to transact insurance business, as an insurance company or a reinsurance company, in 49 states, including New York.

        PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental and Consumer Benefits (“Dental”) and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 1999, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisitions Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

        Protective has entered into an intercompany guaranty agreement, enforceable by the Company or its successors, whereby Protective has guaranteed the Company’s payment of claims made by the holders of Company policies according to the terms of such policies. The guarantee will remain in force until the earlier of (a) when the Company achieves a claims-paying rating equal to or better than Protective without the benefit of any inter-company guaranty agreement or (b) 90 days after the guaranty agreement is revoked by written instrument; provided, however, even after any revocation or termination by such notice, the guarantee shall remain effective as to policies issued during the existence of the guaranty agreement.

Item 2. Properties

        The Company has no properties. The Company has contracts with PLC and Protective under which it receives investment, legal, and data processing on a fee basis and other managerial and administrative services on a shared cost basis.

        Protective’s administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223.

Item 3. Legal Proceedings

        There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its affiliates is a party or of which any of its affiliates’ properties is subject. For additional information regarding legal proceedings see Note F to the financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

        Not required in accordance with General Instruction I(2)(c).

PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters

        The Company is a wholly-owned subsidiary of Protective. All of the preferred stock issued by the Company is owned by PLC. Therefore, neither the Company’s common stock nor its preferred stock is publicly traded.

        At December 31, 1999, $100.0 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2000 is estimated to be $12.8 million.

        The Company paid preferred dividends of $0.1 million to PLC in 1998. Also in 1998 the Company declared and paid a common stock dividend of 50,000 shares to Protective. No preferred dividends were paid in 1999. In 1999, the Company declared and paid a cash dividend on common stock of $5.0 million. The Company expects to continue to be able to pay cash dividends, subject to its earnings and financial condition and other relevant factors.

Item 6. Selected Financial Data

        Not required in accordance with General Instruction I(2)(a).

Item 7. Management’s Narrative Analysis of the Results of Operations

        In accordance with General Instruction I(2)(a), the Company includes the following analysis with the reduced disclosure format.

Revenues

        The following table sets forth revenues by source for the periods shown:

                                            Year Ended              Percentage
                                           December 31               Increase
                                     -----------------------        (Decrease)
                                      1999               1998
                                       ----             ------       ----------

Premiums and policy fees............$36,130,966  $  9,767,144          269.9%
Net investment income............... 28,714,951    10,678,166          168.9
Realized investment gains (losses)..     89,550       127,769          (29.9)
Other income........................     90,289          (598)            -
                                  ------------------------------
                                    $65,025,756   $20,572,481
                                    ===========   ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) increased $26.4 million or 269.9% in 1999 over 1998. The coinsurance by the Acquisitions Division of a block of policies from Lincoln National Corporation in October 1998 resulted in a $29.0 million increase in premiums and policy fees in 1999 as compared to 1998. Premiums and policy fees from the Financial Institutions Division were $1.2 million higher in 1999 as compared to 1998. Of this increase, $0.4 million is attributable to the recapture of a block of credit life and disability policies which had been previously ceded. Both the Dental and Investment Products Divisions experienced small increases in premiums in 1999 as compared to 1998.

        Net investment income for 1999 was $18.0 million or 168.9% higher than for the preceding year primarily due to a full year’s worth of earnings on the invested assets associated with the coinsurance transaction described above. The percentage earned on average cash and investments was 6.4% in 1999 and 6.4% in 1998.

        The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as “available for sale.” The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities.

        The Company maintains an allowance for uncollectible amounts on investments, which totaled $0.5 million at December 31, 1999. There were no additions or reductions to the allowance during 1999. Realized investment gains in 1999 of $0.3 million were largely offset by realized investment losses of $0.2 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                               Operating Income (Loss) and Income (Loss) Before
                                       Income Tax Year Ended December 31
                                             1999                    1998
                                           ----------               -------

Operating Income (Loss)(1)
Life Insurance
   Acquisitions                            $12,159,598           $3,408,955
Specialty Insurance Products
   Dental                                      489,179              736,761
   Financial Institutions                      910,419              387,194
Retirement Savings and
 Investment Products
   Investment Products                        (714,839)             (58,991)
Corporate and Other                            123,278           (1,248,164)
--------------------------------------------------------------------------------
Total operating income                      12,967,635            3,225,755
--------------------------------------------------------------------------------
Realized Investment Gains (Losses)
Unallocated Realized Investment Gains           89,550              127,769
--------------------------------------------------------------------------------
Total net                                       89,550              127,769
--------------------------------------------------------------------------------
Income (Loss) Before Income Tax
Life Insurance
   Acquisitions                             12,159,598            3,408,955
Specialty Insurance Products
   Dental                                      489,179              736,761
   Financial Institutions                      910,419              387,194
Retirement Savings and
 Investment Products
   Investment Products                        (714,839)             (58,991)
Corporate and Other                            123,278           (1,248,164)
Unallocated Realized Investment Gains           89,550              127,769
--------------------------------------------------------------------------------
Total income before
 income tax                                $13,057,185           $3,353,524
--------------------------------------------------------------------------------

(1)Income before income tax excluding realized investment gains and losses.

        Pretax earnings from the Acquisitions Division increased $8.8 million in 1999 as compared to 1998. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Division acquired approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna. This acquisition resulted in a $7.7 million increase in pretax earnings in 1999. The Division’s mortality experience was approximately $2.2 million more favorable in 1999 than in 1998.

        The Dental Division’s 1999 pretax earnings decreased $0.2 million as compared to 1998 primarily due to a decline in net investment income allocated to the Division.

        The Financial Institutions Division’s 1999 pretax earnings increased $0.5 million as compared to 1998 primarily due to the recapture of a block of credit life and disability policies which had been previously ceded.

        The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998, resulting in a pretax operating loss of approximately $0.7 million in 1999 primarily related to start-up expenses.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax gains for this segment were $0.1 million in 1999 as compared to pretax losses of $1.2 million in 1998 primarily due to increased net investment income on capital.

Income Tax Expense

The following table sets forth the effective income tax rates for the periods shown:
          Year Ended                                           Effective Income
          December 31                                                Tax Rates
          -----------                                          ---------------
            1999...........................................               28%
            1998...........................................               28%

        Management’s current estimate of the effective income tax rate for 2000 is 34.5%.

Net Income

The following table sets forth net income for the periods shown:
                                                            Net Income
                                                      ----------------------
                                                                      Percentage
       Year Ended                                                     Increase
       December 31                                       Amount      (Decrease)
      -------------                                      ------      ----------

         1999..................................        $9,401,173      289.4%
         1998..................................        $2,414,538       30.8%

        Compared to 1998, net income in 1999 increased 289.4%, reflecting improved operating earnings in the Acquisitions and Financial Institutions Divisions, and the Corporate and Other segment, offset by lower operating earnings in the Dental and Investment Products Divisions and lower realized investment gains.

Recently Issued Accounting Standards

        For information regarding recently issued accounting standards see Note A to the financial statements included herein.

Year 2000 Disclosure

        The Company shares computer hardware and software with PLC. PLC began work on the Year 2000 problems in 1995. PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Those costs that have been specifically identified as relating to the Year 2000 problem total $5.2 million. PLC’s Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

        As of February 29, 2000, PLC and the Company have had no Year 2000 issues which have impaired their operations. Although PLC and the Company believe they have made all of the modifications necessary for their systems to process transactions dated beyond 1999, it is possible that Year 2000 issues may emerge during 2000. Therefore there can be no assurances that the Year 2000 issue will not otherwise adversely affect PLC and the Company.

        Should some of PLC’s systems become unavailable due to Year 2000 problems, in a reasonably likely worst case scenario, PLC and the Company could experience delays in their ability to perform certain functions, but do not expect to be unable to perform critical functions or to otherwise conduct business. However, other worst case scenerios could have an adverse effect on PLC and the Company and their operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

        The Company’s investments in debt securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 1999, the Company’s fixed maturity investments (bonds) had a market value of $366.8 million, which is 4.6% below amortized cost (less allowances for uncollectible amounts on investments) of $384.3 million. The Company had $3.7 million in mortgage loans at December 31, 1999. While the Company’s mortgage loans do not have quoted market values, at December 31, 1999, the Company estimates the market value of its mortgage loans to be $3.8 million (using discounted cash flows from the next call date), which is 3.0% above amortized cost.

        At December 31, 1998, the Company’s fixed maturity investments had a market value of $360.1 million, which was 3.9% above amortized cost of $346.6 million. The Company estimated the market value of its mortgage loans to be $8.5 million at December 31, 1998, which was 7.7% above amortized cost of $7.9 million.

        The following table sets forth the estimated market values of the Company’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                       Estimated Market Values Resulting From An
                          Immediate 1 Percentage Point Increase
                                     In Interest Rates

                                    Amount                              Percent
At December 31, 1998                                                     Change
------------------------------------------------------------------------------
Fixed maturities                    $347,869,426                         (3.4)%
Mortgage loans                         8,171,308                         (4.0)
===============================================================================

At December 31, 1999
------------------------------------------------------------------------------
Fixed maturities                    $351,797,930                        (4.1)%
Mortgage loans                         3,626,456                        (4.4)
==============================================================================

        Estimated market values were derived from the durations of the Company’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

LIABILITIES

Many of the Company’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 1999, the Company had policy liabilities and accruals of $453.1 million. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At December 31, 1999, the Company had $12.3 million of annuity account balances with an estimated fair value of $11.9 million (using surrender value).

        At December 31, 1998, the Company had $3.4 million of annuity account balances with an estimated fair value that was also $3.4 million.

        The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                           Estimated Fair Values Resulting From An
                            Immediate 1 Percentage Point Decrease
                                       In Interest Rates

                                              Amount                  Percent
At December 31, 1998                                                   Change
------------------------------------------------------------------------------
Annuity account balances                    $  3,525,220                  3.5%
==============================================================================

At December 31, 1999
------------------------------------------------------------------------------

Annuity account balances                     $12,366,372                  3.7%
==============================================================================

        Estimated fair values were derived from the durations of the Company’s stable value and annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of the Company’s stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        Approximately one-fourth of the Company’s liabilities relate to products (primary whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Statements of Income for the years ended December 31, 1999, 1998, and 1997

Balance Sheets as of December 31, 1999 and 1998

Statements of Share-Owners' Equity for the years ended
   December 31, 1999, 1998, and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

Notes to Financial Statements

Financial Statement Schedules:

 Schedule III-- Supplementary Insurance Information

 Schedule IV-- Reinsurance

      All other  schedules to the financial  statements  required by Article 7 of Regulation  S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

In our opinion, the financial statements listed in the index on page 7 of this Form 10-K present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index on page 7 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 23, 2000
Birmingham, Alabama

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME

                                                                                          Year Ended December 31
                                                                                    --------------------------------
                                                                                        1999         1998         1997
                                                                                   -----------------------------------

REVENUES
   Premiums and policy fees...............................................        $56,989,060 $23,242,432 $11,420,914
   Reinsurance ceded......................................................        (20,858,094)(13,475,288) (3,005,081)
                                                                                  ----------- -----------  ----------
     Net of reinsurance ceded.............................................         36,130,966   9,767,144   8,415,833
   Net investment income..................................................         28,714,951  10,678,166   6,233,845
   Realized investment gains..............................................             89,550     127,769     (59,889)
   Other income(loss).....................................................             90,289        (598)      8,718
                                                                                ------------- -------------- --------
                                                                                   65,025,756  20,572,481  14,598,507
                                                                                   ---------- -----------  ----------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 1999-$17,399,370;
      1998-$18,523,397; 1997-$4,430,527)..................................         32,207,147   9,261,000   9,075,762
   Amortization of deferred policy acquisition costs......................          6,835,492   1,711,138     320,288
   Other operating expenses (net of reinsurance ceded: 1999-$291,274;
       1998-$247,095; 1997-$60,900).......................................         12,925,932   6,246,819   2,406,314
                                                                                   ---------- -----------  ----------
                                                                                   51,968,571  17,218,957  11,802,364
                                                                                   ---------- -----------  ----------

INCOME BEFORE INCOME TAX..................................................         13,057,185   3,353,524   2,796,143
                                                                                   ---------- -----------   ---------

INCOME TAX EXPENSE
     Current..............................................................                                    548,581
     Deferred.............................................................          3,656,012      938,986    402,108
                                                                                  ----------- ------------ ------------
                                                                                    3,656,012      938,986    950,689
                                                                                  ----------- ------------ ------------
NET INCOME................................................................          9,401,173    2,414,538  1,845,454

PREFERRED STOCK DIVIDENDS.................................................                         100,000    100,000
                                                                                 ----------- ------------ ------------

INCOME AVAILABLE TO COMMON SHARE OWNER....................................         $9,401,173   $2,314,538 $1,745,454
                                                                                   ==========  ===========  ==========

                                          See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

BALANCE SHEETS

                                                                                                 December 31
                                                                                        ---------------------------
                                                                                             1999               1998
                                                                                       ---------------     ---------
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 1999-$384,291,937;
       1998-$346,561,571)............................................................ $366,838,300       $360,113,277
    Mortgage loans on real estate....................................................    3,683,311          7,900,221
    Investment real estate, net of accumulated depreciation (1999-$3,750)............    1,096,250
    Policy loans.....................................................................   54,824,429         54,103,044
    Short-term investments...........................................................    7,493,877         18,267,431
                                                                                     --------------       -----------
        Total investments                                                              433,936,167        440,383,973
Cash.................................................................................    4,021,839
Accrued investment income............................................................    7,718,388          7,597,305
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (1999-$7,000; 1998-$7,000)...............................................    4,256,931            673,967
Reinsurance receivables..............................................................   26,779,589         22,405,337
Deferred policy acquisition costs....................................................  127,792,025        133,275,451
Other assets.........................................................................       41,731             55,968
Assets related to separate accounts
    Variable annuity.................................................................    4,951,159            237,565
                                                                                     --------------   ---------------
                                                                                      $609,497,829       $604,629,566
                                                                                      ============       ============

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims............................................... $445,284,973       $439,842,102
     Unearned premiums...............................................................    7,852,424          2,487,277
                                                                                     --------------    --------------
                                                                                       453,137,397        442,329,379
Annuity deposits.....................................................................   12,253,056          3,434,342
Other policyholders' funds...........................................................    5,410,510         12,143,006
Other liabilities....................................................................   18,338,059          7,941,276
Deferred income taxes................................................................      109,523          7,305,381
Liabilities related to separate accounts
     Variable annuity................................................................    4,951,159            237,565
                                                                                       -------------      -----------
        Total liabilities............................................................  494,199,704        473,390,949
                                                                                       -----------        -----------

COMMITMENTS AND CONTINGENT LIABILITIES-- NOTE F

SHARE-OWNERS' EQUITY
Preferred Stock, $1.00 par value, shares
  authorized, issued and outstanding:  2,000.........................................        2,000              2,000
Common Stock, $10.00 par value
  Shares authorized: 1999 and 1998-500,000
  Shares issued and outstanding: 1999 and 1998-250,000...............................    2,500,000          2,500,000
Additional paid-in capital...........................................................  101,386,324        101,574,516
Retained earnings....................................................................   22,754,665         18,353,492
Accumulated other comprehensive income
  Net unrealized gains (losses) on investments (net of income tax: 1999-($6,108,773);  (11,344,864)         8,808,609
        1998-$4,743,097)
                                                                                     -------------      -------------
       Total share-owners' equity....................................................  115,298,125        131,238,617
                                                                                     -------------       ------------
                                                                                      $609,497,829       $604,629,566
                                                                                      ============       ============

                                          See notes to financial statements.
PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY STATEMENTS OF SHARE-OWNERS' EQUITY
                                                                                                           Net
                                                                           Additional                   Unrealized     Total
                                                     Preferred     Common   Paid-In      Retained    Gains (Losses)  Share-Owners'
                                                        Stock      Stock    Capital      Earnings    On Investments    Equity
                                                    ----------------------------------------------------------------------------

Balance, December 31, 1996                           $ 2,000   $2,000,000  $6,200,000  $14,793,500    $   (448,387)   22,547,113
                                                                                                                     -----------
    Net income for 1997                                                                  1,845,454                     1,845,454
    Increase in net unrealized gains on investments
       (net of income tax: $602,348)                                                                     1,118,646     1,118,646
    Reclassification adjustment for amounts included in
       net income (net of income tax: $20,961)                                                              38,928        38,928
                                                                                                                     -----------
    Comprehensive income for 1997                                                                                      3,003,028
                                                                                                                     -----------
    Preferred dividends ($50 per share)                                                   (100,000)                     (100,000)
                                                      ---------------------------------------------------------------------------

Balance, December 31, 1997                             2,000   2,000,000    6,200,000   16,538,954         709,187    25,450,141
                                                                                                                     -----------
    Net income for 1998                                                                  2,414,538                     2,414,538
    Increase in net unrealized
       gains on investments (net of income tax-$4,405,946)                                               8,182,472     8,182,472
    Reclassification adjustment for amounts included
       in net income (net of income tax: ($44,719))                                                        (83,050)      (83,050)
                                                                                                                     ------------
    Comprehensive income for 1998                                                                                      10,513,960
                                                                                                                     ------------
    Common stock dividend (50,000 shares)                        500,000                  (500,000)
    Preferred dividends ($50 per share)                                                   (100,000)                     (100,000)
    Capital contribution from Protective                                   95,374,516                                 95,374,516
                                                      --------------------------------------------------------------------------

Balance, December 31, 1998                             2,000   2,500,000  101,574,516   18,353,492       8,808,609   131,238,617
                                                                                                                     -----------
    Net income for 1999                                                                  9,401,173                     9,401,173
    Decrease in net unrealized gains on investments
       (net of income tax: ($(10,820,527))                                                             (20,095,265)  (20,095,265)
    Reclassification adjustment for amounts included in
       net income (net of income tax: ($31,342))                                                           (58,208)      (58,208)
                                                                                                                      ----------
    Comprehensive loss for 1999                                                                                      (10,752,300)
                                                                                                                     -----------
    Reduction in paid-in capital                                             (188,192)                                  (188,192)
    Common dividends ($20 per share)                                                    (5,000,000)                   (5,000,000)
                                                      ---------------------------------------------------------------------------
Balance, December 31, 1999                            $2,000  $2,500,000 $101,386,324 $ 22,754,665    $(11,344,864) $115,298,125
                                                      ===========================================================================

                                                  See notes to financial statements.
PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY STATEMENTS OF CASH FLOWS
                                                                                                         December 31
                                                                                            -------------------------------------
                                                                                                 1999           1998          1997
                                                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.........................................................................$    9,401,173  $   2,414,538 $  1,845,454
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment (gains)/losses..............................................       (89,550)      (127,769)      59,889
       Amortization of deferred policy acquisition costs...............................     6,835,492      1,711,138      320,288
       Capitalization of deferred policy acquisition costs.............................    (1,352,066)      (783,304)
       Deferred income taxes...........................................................     3,656,012        938,986    1,025,417
       Interest credited to universal life and investment products.....................    12,171,689      2,422,680    1,059,710
       Policy fees assessed on universal life and investment products..................   (18,758,319)    (1,004,958)  (1,048,883)
       Change in accrued investment income and other receivables.......................    (8,078,299)   (19,671,587)   2,020,726
       Change in policy liabilities and other policyholder funds of traditional life and
            health products............................................................    (6,313,259)    12,188,685   (8,576,735)
       Change in other liabilities.....................................................    10,396,783     (1,023,377)     200,205
       Other (net).....................................................................        14,237         14,841      (79,787)
                                                                                       ---------------- ----------------- ----------
Net cash provided by (used in) operating activities....................................     7,883,893     (2,920,127)  (3,173,716)
                                                                                       --------------- --------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reduction of investments:
       Investments available for sale..................................................   256,525,416  1,164,896,631  135,907,273
       Other...........................................................................     2,701,003      3,018,788    3,661,121
    Sale of investments:
       Investments available for sale..................................................    17,961,720    210,129,485    4,386,839
       Other...........................................................................                      435,000
    Cost of investments acquired:
       Investments available for sale..................................................  (301,844,318)(1,371,845,622)(139,669,118)

                                                                                       --------------------------------------------
Net cash provided by (used in) investing activities....................................   (24,656,179)     6,634,282    4,286,115
                                                                                       --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners..........................................................    (5,000,000)      (100,000)    (100,000)
    Investment product deposits and change in universal life deposits..................    50,693,411      7,980,628     (368,379)
    Investment product withdrawals.....................................................   (24,899,286)   (13,812,984)
                                                                                       -------------- ---------------- -------------
Net cash provided by (used in) financing activities....................................    20,794,125     (5,932,356)    (468,379)
                                                                                       -------------- ---------------- -------------

INCREASE (DECREASE) IN CASH............................................................     4,021,839     (2,218,201)     644,020
CASH AT BEGINNING OF YEAR..............................................................             0      2,218,201    1,574,181
                                                                                       --------------------- ------------------ ----
CASH AT END OF YEAR....................................................................$    4,021,839 $            0 $  2,218,201
                                                                                       ============== ======================= ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
    Cash paid during the year:
       Income taxes....................................................................$            0 $      350,000 $    548,581

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisitions and bulk reinsurance assumptions
       Assets acquired.................................................................               $  247,894,180
       Liabilities assumed.............................................................                 (380,405,180)
                                                                                                        ------------
       Net.............................................................................               $ (132,511,000)
                                                                                                        =============

                                                  See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

Note A — SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying financial statements of Protective Life and Annuity Insurance Company (“the Company”) are prepared on the basis of accounting principles generally accepted in the United States. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note B.)

        The Company was founded in 1978 as American Foundation Life Insurance Company. Effective March 1, 1999, the Company’s name was changed to Protective Life and Annuity Insurance Company. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company (“Protective”), which is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company domiciled in the state of Delaware. All outstanding shares of the Company’s preferred stock are owned by PLC.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.

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

        In 1999, the Company adopted SFAS No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,” and Statement of Position 98-1, ‘Accounting for the Costs of Computer software Developed or Obtained for Internal Use,” and Statement of Positions 97-3, “Accounting by Insurance and Other Enterprises for Insurance Related Assessments” issued by the American Institute of Certified Public Accountants.

        The adoption of these accounting standards did not have a material effect on the Company’s financial statements.

        The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, SFAS No. 133 will require the Company to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owners’ equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect the Company’s operations, adoption will introduce volatility into the Company’s reported net income and share-owners’ equity as interest rates change. The Company has not estimated the potential effect SFAS No. 133 will have on its net income and share-owners’ equity.

INVESTMENTS

        The Company has classified all of its investments in fixed maturities and short-term investments as "available for sale."

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

        · Fixed maturities (bonds and redeemable preferred stocks) — at current market value.

        · Mortgage loans-- at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

Note A —SIGNIFICANT ACCOUNTING POLICIES (Continued)

        · Investment real estate -- at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

        · Policy loans-- at unpaid balances.

        · Short-term investments — at cost, which approximates current market value.

        Substantially all short-term investments have maturities of three months or less at the time of acquisition.

        As prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain investments are recorded at their market values with the resulting unrealized gains and losses, net of income tax, reported as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company’s operations, its reported share-owners’ equity will fluctuate significantly as interest rates change.

        The Company's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                       1999            1998

           Total investments......................  $451,389,804   $426,832,267
           Deferred policy acquisition costs.. ...   127,792,025    133,275,451
           All other assets......................     47,769,637     30,970,142
                                                    -----------     -----------
                                                    $626,951,466   $591,077,860

           Deferred income taxes..................  $  6,218,296   $  2,562,284
           All other liabilities.................... 494,090,181    466,085,568
                                                     -----------    -----------
                                                     500,308,477    468,647,852
           Share-owners' equity....................  126,642,989    122,430,008
                                                     -----------    -----------
                                                    $626,951,466   $591,077,860
                                                     ===========    ===========

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

CASH

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the credit worthiness of these financial institutions and believes there is minimal risk of a material loss.

SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately in the accompanying financial statements.

REVENUES AND BENEFITS EXPENSE

        ·Traditional Life and Health Insurance Products-- Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

Note A —SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions are graded and range from 2.5% to 7.0%. The liability for future policy benefits and claims on traditional life and health insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period that the claims are incurred.

        Activity in the liability for unpaid claims is summarized as follows:

                                            1999           1998          1997

   Balance beginning of year...........$4,089,659     $3,724,904     $5,008,998
       Less reinsurance................   494,064        203,199        801,709
                                        ---------      ---------      ---------
   Net balance beginning of year........3,595,595      3,521,705      4,207,289
                                        ---------      ---------      ---------
   Incurred related to:
   Current year........................10,485,712      7,178,869      5,947,439
   Prior year..........................  (501,227)      (173,472)      (331,984)
                                       ----------      ---------      ---------
       Total incurred.................. 9,984,485      7,005,397      5,615,455
                                       ----------      ---------      ---------
   Acquisitions and reserve transfers..   338,940

   Paid related to:
   Current year........................ 8,999,287       5,904,526     4,913,958
   Prior year..........................   286,811       1,026,981     1,387,081
                                        ---------       ---------     ---------
       Total paid...................... 9,286,098       6,931,507     6,301,039
                                        ---------       ---------     ---------
   Net balance end of year............. 4,632,922       3,595,595     3,521,705
       Plus reinsurance................ 4,924,705         494,064       203,199
                                        ---------       ---------     ---------
   Balance end of year.................$9,557,627      $4,089,659    $3,724,904
                                        =========       =========     =========
Universal Life and Investment Products — Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.4% to 9.4% in 1999. The Company’s accounting policies with respect to variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Note A —SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are being amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8.0%. The unamortized present value of future profits was approximately $125.6 million at December 31, 1999. During 1999, $0.8 million of present value of future profits on acquisitions made during the year was capitalized and $6.4 million was amortized.

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

RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on net income, total assets, or share-owners’ equity.

Note B— RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, (c) deferred income taxes are provided for temporary differences between financial and taxable earnings, (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity, (e) agents’ debit balances and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items), (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently, and (g) bonds are stated at market instead of amortized cost.

        The reconciliations of net income and share-owners’ equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                           Net Income                          Share-Owners' Equity
                                                 ---------------------------------    ----------------------------------
                                                    1999        1998        1997        1999         1998        1997
                                                    ----        ----        ----        ----         ----        ----
In conformity with statutory reporting
  practices:....................................$12,659,788  $5,365,091  $2,794,015  $32,146,507 $26,256,416  $20,467,722
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization............................ (6,133,391) (1,711,138)  (320,288)  127,792,025  133,275,451   1,692,285
      Deferred income tax....................... (3,656,012)   (938,986)  (402,108)     (109,523)  (7,305,381) (2,005,168)
      Asset Valuation Reserve...................                                       2,051,489    1,334,584     730,240
      Interest Maintenance Reserve..............     93,585     (82,982)   (85,826)      366,474      460,059     161,051
      Nonadmitted items.........................                                          26,068       15,671      10,431
      Other timing and valuation adjustments....  6,437,203    (217,447)  (140,339)  (46,974,915) (22,798,183)  4,393,580
                                                  ---------   ---------   --------   -----------  -----------  ----------
In conformity with generally accepted
  accounting principles......................... $9,401,173  $2,414,538  $1,845,454 $115,298,125 $131,238,617 $25,450,141
                                                  =========   =========   =========  ===========  ===========  ==========

As of December 31, 1999, the Company had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately
$7.3 million.

The National Association of Insurance Commissioners has adopted the Codification of Statutory Accounting Principles (Codification).  The Codification changes current statutory accounting rules in several areas.  The Company has not estimated the potential effect the Codification may have on its statutory capital.  The
Codification will become effective January 1, 2001.

Note C— INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                        1999           1998           1997
                                                        ----           ----           ----
    Fixed maturities                               $25,258,034   $  7,525,336     $4,701,611
    Mortgage loans on real estate                       89,178        952,437      1,146,325
    Investment real estate                              15,713         72,318         65,584
    Policy loans                                     4,362,037        656,623        643,653
    Other, principally short-term investments          458,761      2,083,693        112,127
                                                    ----------     ----------      ---------
                                                    30,183,723     11,290,407      6,669,300
    Investment expenses                             (1,468,772)      (612,241)      (435,455)
                                                    ----------     ----------      ---------
                                                   $28,714,951    $10,678,166     $6,233,845
                                                   ===========    ===========     ==========

Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                        1999           1998           1997
                                                        ----           ----           ----
    Fixed maturities..... .......................     $194,374      $  87,677       $(59,889)
    Mortgage loans and other investments.........     (104,824)        40,092              0
                                                       -------        -------        -------
                                                     $  89,550       $127,769       $(59,889)
                                                       =======        =======        =======

        The Company maintainsd an allowance for uncollectible amounts on investments totaling $500,000 at December 31, 1999 and 1998. Additions and reductions to the allowance are included in realized investment gains (losses). There were no such additions/reductions to the allowance in 1999.

Note C—INVESTMENT OPERATIONS ( Continued)

        In 1999, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were approximately $298,685 and gross losses were approximately $104,311. In 1998, gross gains were approximately $600,000 and gross losses were approximately $500,000. In 1997, gross gains were approximately $10,000 and gross losses were approximately $70,000.

        The amortized cost and estimated market values of the Company's investments classified as available for sale at December 31 are as follows:

                                                      Gross          Gross        Estimated
                                      Amortized     Unrealized     Unrealized       Market
1999                                   Cost           Gains         Losses         Values
----                                  ---------     ----------     ---------      ----------
Fixed maturities:
  Bonds:
    Mortgage-backed.............    $ 6,008,883    $   74,844   $     34,384    $ 6,049,343
    United States Government and
    authorities.................     10,206,255        52,292        238,867     10,019,680
    States, municipalities, and
    political subdivisions......      3,056,009             0         26,039      3,029,970
    Public utilities............     54,683,099       120,250      2,193,490     52,609,859
    Convertibles and bonds with
    warrants....................        694,978             0        155,978        539,000
    All other corporate bonds...    309,642,713        71,357     15,123,622    294,590,448
                                    -----------       -------     ----------    -----------
                                    384,291,937       318,743     17,772,380    366,838,300
Short-term investments..........      7,493,877             0              0      7,493,877
                                    -----------       -------     ----------    -----------
                                   $391,785,814    $  318,743    $17,772,380   $374,332,177
                                    ===========       =======     ==========    ===========

                                                     Gross           Gross       Estimated
                                     Amortized     Unrealized     Unrealized      Market
1998                                   Cost           Gains         Losses        Values
----                                 ---------     ----------     ----------    -----------
Fixed maturities:
  Bonds:
    Mortgage-backed.............. $  6,488,768   $   204,235     $        0   $  6,693,003
    United States Government and
    authorities..................    8,731,486       474,109              0      9,205,595
    States, municipalities, and
    political subdivisions.......    3,075,631       105,159              0      3,180,790
    Public utilities.............   54,040,814     1,380,112         12,869     55,408,057
    Convertibles and bonds with
    warrants.....................      694,723             0        179,348        515,375
    All other corporate bonds....  273,530,149    12,673,749      1,093,441    285,110,457
                                   -----------    ----------      ---------    -----------
                                   346,561,571    14,837,364      1,285,658    360,113,277
Short-term investments...........   18,267,431             0              0     18,267,431
                                   -----------    ----------      ---------    -----------
                                  $364,829,002   $14,837,364     $1,285,658   $378,380,708
                                   ===========    ==========      =========    ===========

Note C—INVESTMENT OPERATIONS (Continued)

        The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                      Estimated
                                                       Amortized        Market
                                                          Cost          Values
                                                       ----------    -----------
1999
----
    Due in one year or less...................... $    11,793,662  $  11,745,441
    Due after one year through five years........     188,297,459    184,541,652
    Due after five years through ten years.......     117,246,221    110,568,151
    Due after ten years..........................      66,954,595     59,983,056
                                                      -----------    -----------
                                                    $ 384,291,937  $ 366,838,300
                                                      ===========    ===========

                                                                     Estimated
                                                        Amortized      Market
                                                          Cost         Values
                                                       -----------  ------------
1998
----
    Due in one year or less......................    $  28,436,528  $ 28,618,945
    Due after one year through five years........      178,463,434   185,885,380
    Due after five years through ten years.......       78,858,516    83,976,562
    Due after ten years..........................       60,803,093    61,632,390
                                                       -----------   -----------
                                                      $346,561,571  $360,113,277
                                                       ===========   ===========
The approximate percentage distribution of the Company's fixed maturity investments by quality rating at December 31 is as follows:
 Rating                                               1999        1998
 ------                                               ----        ----
  AAA                                                  6.0%        4.4%
  AA                                                   4.1         6.7
  A                                                   46.8        43.7
  BBB                                                 39.9        43.1
  BB or Less                                           3.2         2.1
                                                     -----       -----
                                                     100.0%      100.0%

        At December 31, 1999 and 1998, the Company had bonds which were rated less than investment grade of $11.9 million and $7.7 million, respectively, having an amortized cost of $12.7 million and $7.8 million, respectively.

        The change in unrealized gains (losses), net of income tax on fixed maturities for the years ended December 31 is summarized as follows:

                                           1999           1998          1997
                                           ----           ----          ----
 Fixed maturities...............      $(20,153,473)    $8,099,422   $1,157,574

        At December 31, 1999, approximately 99% of the Company’s mortgage loans were commercial loans of which 56% were retail, and 43% were office buildings. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. All of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Tennessee, Alabama, Florida, Colorado, Texas and Arkansas.

Note C— INVESTMENT OPERATIONS (Continued)

        Many of the mortgage loans have call provisions after three to ten years. Assuming the loans are called at their next call dates, approximately $0.3 million would become due in 2001.

        At December 31, 1999, the average mortgage loan was $0.4 million, and the weighted average interest rate was 9.1%. The largest single mortgage loan was $1.4 million.

        At December 31, 1999, the Company's problem mortgage loans and foreclosed properties totaled $1.1 million. At December 31, 1998, the Company had no problem mortgage loans or foreclosed properties. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company’s evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

Policy loan interest rates generally range from 4.0% to 8.0%.

Note D— FEDERAL INCOME TAXES

        The Company’s effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                  1999        1998        1997
                                                                  ----        ----        ----
    Statutory federal income tax rate applied to pretax income   35.00%      35.00%      35.00%
    Tax-exempt interest.......................................   (0.20)      (3.98)      (7.20)
    Other adjustments.........................................   (6.80)      (3.02)       6.20
                                                                 -----       -----       -----
    Effective income tax rate.................................   28.00%      28.00%      34.00%
                                                                 =====       =====       =====

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                  1999        1998           1997
                                                  ----        ----           ----
    Deferred policy acquisition costs..........$5,095,750  $14,616,912   $(100,971)
    Benefit and other policy liability changes.   395,046  (11,991,104)    (72,878)
    Temporary differences of investment income.(1,834,784)     398,620    (199,660)
    Other items................................    -        (2,085,442)    775,617
                                                ---------   ----------     -------
                                               $3,656,012  $   938,986   $ 402,108
                                                =========      =======     =======

Note D— FEDERAL INCOME TAXES (Continued)

        The components of the Company’s net deferred income tax liability as of December 31 were as follows:

                                                      1999        1998
                                                      ----        ----
 Deferred income tax assets:
  Policy and policyholder liability reserves..   $11,997,694  $12,392,740
  Unrealized loss on investments..............     7,409,865       -
                                                  ----------   ----------
                                                  19,407,559   12,392,740

 Deferred income tax liabilities:
  Unrealized gain on investments..............                  5,276,789
  Deferred policy acquisition costs...........    19,517,082   14,421,332
                                                  ----------   ----------
                                                  19,517,082   19,698,121
                                                  ----------   ----------
          Net deferred income tax liability...  $    109,523  $ 7,305,381
                                                  ==========   ==========

        The Company’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 1999 and 1998 no amounts were payable to PLC for income tax liabilities.

Note E— RECENT ACQUISITIONS

        In October 1998, the Company coinsured a block of life insurance policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.

        In September 1999, the Company recaptured a block of credit life and disability policies which it had previously ceded.

        These transactions have been accounted for as purchases, and the results of transactions have been included in the accompanying financial statements since the effective date of the agreement.

Note F— COMMITMENTS AND CONTINGENT LIABILITIES

        Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. The Company, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note G— SHARE-OWNERS' EQUITY AND RESTRICTIONS

        Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 1999, approximately $100.0 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred in the form of dividends, loans, or advances to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2000 is estimated to be $12.8 million.

        During 1998 Protective made a capital contribution of $95,374,516 consisting of corporate bonds.

Note H— PREFERRED STOCK

        Prior to November 1998, the Company’s preferred stock had a provision for an annual minimum cumulative dividend, when and if declared, of $50.00 per share, and additional dividends to the extent the Company’s statutory earnings for the immediately preceding year exceeded $1.0 million. The minimum dividend and any accumulation was to be paid before any dividend on any other class of capital stock was paid. The additional dividends were noncumulative and were in preference to any other dividend on any other class of capital stock. Dividends of $100,000 were declared and paid in each of 1998, and 1997 on the preferred stock. Effective November 3, 1998, the Company’s articles of incorporation were amended such that the provision for an annual minimum cumulative dividend was removed. No preferred dividends were paid in 1999.

Note I— RELATED PARTY MATTERS

        The Company has no employees; therefore, the Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $6.3 million in 1999, $1.2 million in 1998, and $1.2 million in 1997.

        Receivables from related parties consisted of receivables from affiliates under control of PLC in the amount of $5,582,845 at December 31, 1999 and $283,402 at December 31, 1998. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Protective and the Company entered into a guaranty agreement on October 27, 1993, whereby Protective guaranteed the payment of all insurance policy claims made by the holders or beneficiaries of any of the Company's policies which were issued after the date of the guaranty agreement in accordance with the terms of said policies. Total liabilities for policies covered by this agreement were $10,170,685 at December 31, 1999.

        Protective and the Company also entered into a guaranty agreement on December 31,1995, whereby Protective guaranteed that the Company will perform all of the obligations of Protective pursuant to the terms and conditions of an indemnity coinsurance agreement between Protective and an unaffiliated life insurance company. Total liabilities related to this coinsurance agreement were $10,337,543 at December 31,1999.

Note J— OPERATING SEGMENTS

        PLC, through its subsidiaries, operates several divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. Each division has a senior officer of Protective responsible for its operations. A division is generally distinguished by products and/or channels of distribution. A brief description of each division the Company operates in follows.

Life Insurance

        Acquisitions Division. The Acquisitions Division focuses solely on acquiring, converting, and servicing policies acquired from other companies. The Division’s primary focus is on life insurance policies sold to individuals.

Specialty Insurance Products

        Dental and Consumer Benefits Division. The Division’s primary focus is on indemnity and prepaid dental products. In 1997, the Division exited from the traditional group major medical business, fulfilling the Division’s strategy to focus primarily on dental and related products.

        Financial Institutions Division. The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also includes a small property casualty insurer that sells automobile service contracts.

Note J— OPERATING SEGMENTS (continued)

Retirement Savings and Investment Products

        Investment Products Division. The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division’s sales force.

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

Note J—OPERATING SEGMENTS (continued)

                                                   Dental and                                                           Total
                                                    Consumer     Financial      Investment   Corporate                    Net
Operating Segment Income              Acquisitions  Benefits     Institutions    Products    and Other   Adjustments(1) Income
---------------------------------------------------------------------------------------------------------------------------------
1999
Premiums and policy fees             $ 32,290,715    $1,750,639    $2,059,410     $30,202                            $36,130,966
Net investment income                  27,604,825       442,048       269,670     250,000    $  148,408               28,714,951
Realized investment gains (losses)                                                                          $89,550       89,550
Other income                               (8,718)                     89,757       9,250                                 90,289
---------------------------------------------------------------------------------------------------------------------------------
        Total revenues                 59,886,822     2,192,687     2,418,837     289,452       148,408      89,550   65,025,756
---------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses       29,333,105     1,657,675       974,013     242,354                             32,207,147
Amortization of deferred policy
        acquisition costs               6,334,661                     500,831                                          6,835,492
Other operating expenses               12,059,458        45,833        33,574     761,937        25,130               12,925,932
---------------------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses    47,727,224     1,703,508     1,508,418   1,004,291        25,130               51,968,571
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax               12,159,598       489,179       910,419    (714,839)      123,278      89,550   13,057,185
Income tax expense                                                                                        3,656,012    3,656,012
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $ 9,401,173
---------------------------------------------------------------------------------------------------------------------------------
1998
Premiums and policy fees             $  7,414,597    $1,503,364      $848,682        $501                           $  9,767,144
Net investment income                  11,071,366       718,492       136,472               $(1,248,164)              10,678,166
Realized investment gains (losses)                                                                         $127,769      127,769
Other income                                                                        (598)                                   (598)
---------------------------------------------------------------------------------------------------------------------------------
        Total revenues                 18,485,963     2,221,856       985,154        (97)    (1,248,164)    127,769   20,572,481
---------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses        7,594,508     1,340,838       316,900       8,754                              9,261,000
Amortization of deferred policy
        acquisition costs               1,535,385                     175,753                                          1,711,138
Other operating expenses                5,947,115       144,257       105,307      50,140                              6,246,819
---------------------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses    15,077,008     1,485,095       597,960      58,894                             17,218,957
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax                3,408,955       736,761       387,194     (58,991)   (1,248,164)    127,769    3,353,524
Income tax expense                                                                                          938,986      938,986
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          $  2,414,538
---------------------------------------------------------------------------------------------------------------------------------
1997
Premiums and policy fees             $  4,231,380    $4,158,505     $  25,948                                       $  8,415,833
Net investment income                   4,590,650     1,026,054                          $      617,141                6,233,845
Realized investment gains (losses)                                                              (59,889)                 (59,889)
Other income                                8,718                                                                          8,718
---------------------------------------------------------------------------------------------------------------------------------
        Total revenues                  8,830,748     5,184,559        25,948                   557,252               14,598,507
---------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses        5,984,374     3,080,800        10,588                                          9,075,762
Amortization of deferred policy
        acquisition costs                 312,874                       7,414                                            320,288
Other operating expenses                  912,398     1,493,916                                                        2,406,314
---------------------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses     7,209,646     4,574,716        18,002                                         11,802,364
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax                1,621,102       609,843         7,946                   557,252                2,796,143
Income tax expense                                                                                      $   950,689      950,689
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          $  1,845,454
---------------------------------------------------------------------------------------------------------------------------------

(1) Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense.
    There are no asset adjustments.

Note J—OPERATING SEGMENTS (continued)

                                                           Dental and
                                                            Consumer     Financial      Investment    Corporate       Total
                                              Acquisitions  Benefits   Institutions      Products     and Other       Assets
---------------------------------------------------------------------------------------------------------------------------------
Operating Segment Assets
1999
Investments and other assets                 $424,265,907    $3,871,844  $11,815,617    $9,812,824    $31,939,612   $481,705,804
Deferred policy acquisition costs             126,247,865                  1,544,160                                 127,792,025
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $550,513,772    $3,871,844  $13,359,777    $9,812,824    $31,939,612   $609,497,829
---------------------------------------------------------------------------------------------------------------------------------
1998
Investments and other assets                 $434,928,613   $ 6,642,241   $2,658,668      $774,504    $26,350,089   $471,354,115
Deferred policy acquisition costs             132,582,526                    692,925                                 133,275,451
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $567,511,139   $ 6,642,241   $3,351,593      $774,504    $26,350,089   $604,629,566
---------------------------------------------------------------------------------------------------------------------------------
1997
Investments and other assets                $  76,644,539  $  7,111,880                               $20,698,754   $104,455,173
Deferred policy acquisition costs               1,606,596                $    85,689                                   1,692,285
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                $  78,251,135  $  7,111,880  $    85,689                  $20,698,754   $106,147,458
---------------------------------------------------------------------------------------------------------------------------------

Note K — REINSURANCE

        The Company assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. The Company reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        The Company has reinsured approximately $5.8 billion, $7.6 billion, and $133 million in face amount of life insurance risks with other insurers representing $20.1 million, $12.6 million, and $0.7 million of premium income for 1999, 1998, and 1997, respectively. The Company has also reinsured accident and health risks representing $0.8 million, $0.9 million, and $2.3 million of premium income for 1999, 1998, and 1997, respectively. In 1999 and 1998, policy and claim reserves relating to insurance ceded of $21.9 million and $20.9 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 1999 and 1998, the Company had paid $4.9 million and $1.5 million, respectively, of ceded benefits which are recoverable from reinsurers.

        Approximately 60% and 68% of the reinsurance receivable balances at Decmeber 31, 1999 and 1998, respectively, relate to one insurance company rated "A+" (Superior) by the A.M. Best Company, an independent rating organization.

Note L —ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated market values of the Company’s financial instruments at December 31 are as follows:

                                                                   1999                                1998
                                                         --------------------------           ----------------------
                                                                           Estimated                       Estimated
                                                         Carrying           Market            Carrying       Market
                                                          Amount            Values             Amount        Values
                                                         --------          --------            ------      ---------
        Assets (see Notes A and C):
        Investments:
            Fixed maturities.....................     $366,838,300     $366,838,300        $360,113,277 $360,113,277
            Mortgage loans on real estate........        3,683,311        3,793,364           7,900,221    8,511,779
            Short-term investments...............        7,493,877        7,493,877          18,267,431   18,267,431
        Cash.....................................        4,021,839        4,021,839                   0            0
        Liabilities (see Notes A):
            Annuity deposits.....................       12,253,056       11,925,142           3,434,342    3,406,010

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

                                        SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION
                                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

    COL. A          COL. B      COL. C      COL. D      COL. E        COL. F       COL. G        COL. H       COL. I      COL. J

                                Future                 Annuity                                             Amortization
                   Deferred     Policy                 Deposits      Premiums                    Benefits  of Deferred
                    Policy     Benefits                and Other       and          Net            and        Policy      Other
                  Acquisition    and       Unearned  Policyholders'   Policy     Investment     Settlement Acquisition  Operating
 Segment             Costs      Claims     Premiums      Funds         Fees       Income (1)     Expenses     Costs     Expenses(1)
 -------          -----------  --------    --------  -------------    -------    -----------    ---------- ------------ -----------
Year Ended
December 31,1999:
Life Insurance
 Acquisitions.. $126,247,865 $440,688,572  $   54,704 $ 4,730,918  $32,290,715  $27,604,825   $29,333,105    $6,334,661 $12,059,458
Specialty Insurance
 Products
  Dental and
   Consumer
   Benefits...             0      105,162       1,242   3,441,818    1,750,639      442,048     1,657,675             0      45,833
  Financial
   Institutions    1,544,160    4,086,816   7,796,478      18,864    2,059,410      269,670       974,013       500,831      33,574
Retirement Savings
 and Investment
 Products
Investment Products        0      404,423           0   9,471,966       30,202      250,000       242,354             0     761,937
Corporate and Other        0            0           0           0            0      148,408             0             0      25,130
                   ---------    ----------  ---------   ---------   ----------   ----------    ----------     ---------  ----------
        TOTAL...$127,792,025 $445,284,973  $7,852,424 $17,663,566  $36,130,966  $28,714,951   $32,207,147    $6,835,492 $12,925,932
                 ===========  ===========   =========  ==========   ==========   ==========    ==========     =========  ==========
Year Ended
December 31,1998:
Life Insurance
   Acquisitions.$132,582,526 $439,215,364  $   54,170 $ 8,600,060   $7,414,597  $11,071,366    $7,594,508    $1,535,385  $5,947,115
Specialty Insurance
 Products
  Dental and
   Consumer
   Benefits...             0      172,903         189   6,445,537    1,503,364      718,492     1,340,838             0     144,257
  Financial
   Institutions      692,925      213,835   2,432,918           0      848,682      136,472       316,900       175,753     105,307
Retirement Savings
 and Investment
 Products
 Investment Products       0      240,000          0      531,751          501            0         8,754             0      50,140
Corporate and Other        0            0          0            0            0   (1,248,164)            0             0           0
                  ----------- -----------  ---------   ----------    ---------   ----------     ---------     ---------   ---------
        TOTAL....$133,275,451$439,842,102 $2,487,277  $15,577,348   $9,767,144  $10,678,166    $9,261,000    $1,711,138  $6,246,819
                  =========== ===========  =========   ==========    =========   ==========     =========     =========   =========
Year Ended
December 31,1997:
Life Insurance
   Acquisitions..$ 1,606,596 $ 56,177,703 $  463,232 $ 6,048,563    $4,231,380  $ 4,590,650    $5,984,374    $  312,874  $  912,398
Specialty Insurance
 Products
  Dental and
   Consumer
   Benefits...             0       76,979          0    6,961,019    4,158,505    1,026,054     3,080,800             0   1,493,916
   Financial
   Institutions       85,689            0          0            0       25,948            0        10,588         7,414           0
Corporate and Other        0            0          0            0            0      617,141             0             0           0
                    --------    ---------    -------    ---------     --------    ---------     ---------         -----   ---------
   TOTAL....     $ 1,692,285 $ 56,254,682  $ 463,232  $13,009,582   $8,415,833  $ 6,233,845    $9,075,762    $  320,288  $2,406,314
                   =========   ==========    =======   ==========    =========    =========     =========       =======   =========

         (1)  Allocations  of Net Investment  Income and Other Operating  Expenses are
     based on a number of assumptions  and estimates and results would change if different methods were applied.

                                                        SCHEDULE IV-- REINSURANCE
                                              PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

--------------------------------------------------------------------------------------------------------------
                COL. A                 COL. B          COL. C          COL. D        COL. E      COL. F
--------------------------------------------------------------------------------------------------------------
                                                                                               Percentage
                                                    Ceded to          Assumed                   of Amount
                                      Gross           Other          from Other        Net       Assumed
                                      Amount        Companies        Companies        Amount      to Net
                                      ------        ---------        ---------      ---------   ----------
Year Ended December 31,1999:
   Life insurance in force(1).....$   308,419    $  5,833,675     $  7,260,439   $  1,735,183       418.4%
                                     ========      ==========       ==========      =========       =====
Premiums and policy fees:
   Life insurance.................$ 7,207,635    $ 20,061,073      $47,053,071    $34,199,633       137.6%
   Accident and health insurance..  2,698,776         797,021           29,578      1,931,333         1.5%
                                    ---------      ----------       ----------     ----------
       TOTAL......................$ 9,906,411     $20,858,094      $47,082,649    $36,130,966
                                    =========      ==========       ==========     ==========
Year Ended December 31,1998:
   Life insurance in force(1).....$   282,231     $ 7,575,418      $ 7,914,524    $   621,337     1,273.8%
                                      =======       =========        =========        =======     =======
Premiums and policy fees:
   Life insurance..................$4,195,074     $12,616,610      $17,462,742     $9,041,206       193.1%
  Accident and health insurance.... 1,542,679         858,678           41,937        725,938         5.8%
                                    ---------      ----------       ----------      ---------
       TOTAL.......................$5,737,753     $13,475,288      $17,504,679     $9,767,144
                                    =========      ==========       ==========      =========

Year Ended December 31,1997:
   Life insurance in force(1).....$   229,717    $    133,080     $    367,176    $   463,813        79.2%
                                      =======         =======          =======        =======        ====
Premiums and policy fees:
   Life insurance................. $2,926,434    $    752,253      $ 2,124,374     $4,298,555        49.4%
   Accident and health insurance... 6,325,182       2,252,828           44,924      4,117,278         1.2%
                                    ---------       ---------        ---------      ---------
       TOTAL.......................$9,251,616     $ 3,005,081      $ 2,169,298     $8,415,833
                                    =========       =========        =========      =========

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
PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:
        1.     Financial Statements (Item 8)

        2.     Financial Statement Schedules (see index annexed)

        3.     Exhibits:

               The exhibits listed in the Exhibit Index on page 30 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None
SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 28, 2000.

                                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

March 28, 2000                                   By:  /s/ WAYNE E. STUENKEL
                                                      ---------------------
                                                      President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934,
this report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                                           Title                               Date
        -------------------------                       --------------------------------        ---------------

  (i)  Principal Executive Officer
       /s/  WAYNE E. STUENKEL                                  President and                    March 28, 2000
       ---------------------------                                Director
            Wayne E. Stuenkel

  (ii) Principal Accounting Officer
       /s/  JERRY W. DEFOOR                                Vice President and Controller,       March 28, 2000
       ----------------------------                        and Chief Accounting Officer
            Jerry W. DeFoor

  (iii)Board of Directors:

       *                                                          Director                      March 28, 2000
        ---------------------------
            Danny L. Bentley

       *                                                          Director                      March 28, 2000
        ---------------------------
            Richard J. Bielen

       *                                                          Director                      March 28, 2000
        ---------------------------
            R. Stephen Briggs

       *                                                          Director                      March 28, 2000
        ---------------------------
            Carolyn King

       *                                                          Director                      March 28, 2000
        ---------------------------
            Deborah J. Long

       *                                                          Director                      March 28, 2000
        ---------------------------
            Jim E. Massengale

       *                                                          Director                      March 28, 2000
        ---------------------------
            Steven A. Schultz

       *                                                          Director                      March 28, 2000
        ---------------------------
            A. S. Williams III

       *                                                          Director                      March 28, 2000
        ---------------------------
            T. Davis Keyes

  *By:  /s/ JERRY W. DEFOOR
        ---------------------------
            Jerry W. DeFoor
            Attorney-in-fact
EXHIBIT INDEX
    Item
  Number                                  Document

         *   3 (a) (1)   --        1998 Amended and Restated Articles of Incorporation
        **   3 (a) (2)   --        Articles of Amendment  to 1998 Amended and Restated  Articles of
                                   Incorporation
        **   3(b)        --        By-laws
        **   4(a)        --        Tax-Sheltered Annuity Endorsement
        **   4(b)        --        Qualified Retirement Plan Endorsement
        **   4(c)        --        Individual Retirement Annuity Endorsement
       ***   4(d)        --        Group Modified Guaranteed Annuity Contract
       ***   4(e)        --        Application for Group Modified Guaranteed Annuity Contract
       ***   4(f)        --        Individual Modified Guaranteed Annuity Certificate
             10(a)       --        Guaranty Agreement from Protective Life Insurance Company
             10(a) (1)   --        Amendment to Guaranty Agreement from Protective Life Insurance Company
             24          --        Power of Attorney
             27          --        Financial Data Schedule
             99          --        Safe Harbor for Forward-Looking Statements

        *      Incorporated  herein by reference  to the  Registrant's  Annual  Report on Form 10-K for the year ended December 31, 1998.
        **     Incorporated   herein  by  reference  to  the  Registrant's  Form  N-4  Registration
               Statement, Registration No. 333-41577, filed on December 5, 1997.
        ***    Incorporated herein by reference to the Registrant's  Pre-Effective  Amendment No. 1
               to Form S-1 Registration Statement,  Registration No. 333-42425,  filed on April 16,
               1998.