Form 10-Q
period 2000-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2000-05-15
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Registrant's telephone number, including area code (205) 879-9230

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of May 5, 2000: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

Protective Life and Annuity Insurance Company

INDEX

                                                                  Page Number

Part I.   Financial Information:

   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Condensed Statements of Income for the Three Months
          ended March 31, 2000 and 1999 (unaudited)............................
        Condensed Balance Sheets as of March 31, 2000
          (unaudited) and December 31, 1999....................................
        Condensed Statements of Cash Flows for the
          Three Months ended March 31, 2000 and 1999 (unaudited)...............
        Notes to Condensed Financial Statements (unaudited)....................

   Item 2.   Management's Narrative Analysis of the Results of Operations......

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk........

Part II.     Other Information:

   Item 6. Exhibits and Reports on Form 8-K....................................

Signature......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

        We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 2000, and the related condensed statements of income for the three-month periods ended March 31, 2000 and 1999, and condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We previously audited in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 1999, and the related statements of income, share- owners' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

April 26, 2000

                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                         CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31
                                                                -------------------------------
                                                                    2000             1999
                                                                    ----             ----

REVENUES

     Premiums and policy fees                                     $12,776,306    $16,615,108
        Reinsurance ceded                                          (4,678,778)    (5,513,237)
                                                                  -----------   ------------
        Premiums and policy fees, net of reinsurance ceded          8,097,528     11,101,871
     Net investment income                                          7,366,363      6,935,627
     Realized investment gains                                                        11,044
     Other income (loss)                                                3,708         (8,736)
                                                                  ------------  ------------
                                                                   15,467,599     18,039,806
                                                                  ------------  ------------
BENEFITS AND EXPENSES

     Benefits and settlement expenses (net of reinsurance ceded:
        2000 - $3,523,755; 1999 - $4,420,651)                       8,017,391     10,466,587
     Amortization of deferred policy acquisition costs              1,574,851      2,225,730
     Other operating expenses (net of reinsurance ceded:
        2000 - $78,596; 1999 - $70,765)                             3,355,127      2,313,441
                                                                 ------------   ------------
                                                                   12,947,369     15,005,758
                                                                 ------------   ------------
INCOME BEFORE INCOME TAX                                            2,520,230      3,034,048

Income tax expense                                                    869,479        849,533
                                                                 ------------  -------------

NET INCOME                                                        $ 1,650,751   $  2,184,515
                                                                  ===========   ============

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS

                                                                              MARCH 31          DECEMBER 31
                                                                                2000               1999
                                                                              --------          -----------
                                                                             (Unaudited)

ASSETS

  Investments
    Fixed maturities, at market
     (amortized cost: 2000 - $401,182,167; 1999 - $384,291,937)            $383,089,822        $366,838,300
    Mortgage loans on real estate                                             3,577,256           3,683,311
    Investment in real estate, net of accumulated depreciation                1,092,500           1,096,250
    Policy loans                                                             54,668,050          54,824,429
    Short-term investments                                                    3,498,891           7,493,877
                                                                          -------------       -------------
     Total investments                                                      445,926,519         433,936,167
  Cash                                                                        3,506,708           4,021,839
  Accrued investment income                                                   7,705,176           7,718,388
  Accounts and premiums receivable, net of allowance for uncollectible
     amounts (2000 - $7,000; 1999 - $7,000)                                   2,779,475           4,256,931
  Reinsurance receivables                                                    28,207,947          26,779,589
  Deferred policy acquisition costs                                         134,266,161         127,792,025
  Other assets                                                                   28,718              41,731
  Assets related to separate accounts
    Variable annuity                                                          7,328,018           4,951,159
                                                                            -----------         -----------
                                                                           $629,748,722        $609,497,829
                                                                            ===========         ===========
LIABILITIES

  Policy liabilities and accruals:
     Future policy benefits and claims                                     $446,838,854        $445,284,973
     Unearned premiums                                                        7,766,548           7,852,424
                                                                           -------------        ------------
                                                                            454,605,402         453,137,397
  Annuity deposits                                                           17,804,259          12,253,056
  Other policyholders' funds                                                  5,459,331           5,410,510
  Other liabilities                                                          19,362,542          18,338,059
  Deferred income taxes                                                       3,520,454             109,523
  Liabilities related to separate accounts
    Variable annuity                                                          7,328,018           4,951,159
                                                                           -------------        ------------
           Total liabilities                                                508,080,006         494,199,704
                                                                           -------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY

  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                            2,000               2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding: 2000 and 1999: 250,000                      2,500,000           2,500,000
  Additional paid-in capital                                                 101,386,324         101,386,324
  Retained earnings                                                           24,405,416          22,754,665
  Accumulated other comprehensive income
    Net unrealized gains (losses) on investments (net of income
     tax: 2000 - $(3,567,321); 1999 - $(6,108,773))                           (6,625,024)        (11,344,864)
                                                                            -------------       -------------
           Total share-owners' equity                                        121,668,716         115,298,125
                                                                            -------------       -------------
                                                                            $629,748,722        $609,497,829
                                                                            =============       =============
See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                        -----------------------
                                                                                          2000            1999
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                     $    1,650,751    $   2,184,515
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment gains                                                                           (11,044)
       Amortization of deferred policy acquisition costs                                1,574,851        2,225,730
       Capitalization of deferred policy acquisition costs                               (148,987)        (140,406)
       Deferred income tax                                                                869,479          849,533
       Interest credited to universal life and investment products                      4,382,558        2,928,606
       Policy fees assessed on universal life and investment products                  (9,778,675)        (250,505)
       Change in accrued investment income and other receivables                           62,310       (3,556,811)
       Change in policy liabilities and other policyholder
          funds of traditional life and health products                                 5,406,468         (800,200)
       Change in other liabilities                                                      1,024,483          567,779
       Other (net)                                                                         13,013           14,012
                                                                                       ----------        ---------
    Net cash provided by operating activities                                           5,056,251        4,011,209
                                                                                       ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                 101,329,695       96,448,241
       Other                                                                              111,127        1,994,242
    Sale of investments

       Investments available for sale                                                                   14,009,410
    Cost of investments acquired
       Investments available for sale                                                (114,069,882)    (116,763,891)
                                                                                     ------------     ------------
    Net cash used in investing activities                                             (12,629,060)      (4,311,998)
                                                                                     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Investment product deposits and change in universal life deposits                  19,756,393       12,990,963
    Investment product withdrawals                                                    (12,698,715)     (11,694,009)
                                                                                       ----------      ------------
    Net cash provided by financing activities                                           7,057,678        1,296,954
                                                                                       ----------      ------------

INCREASE (DECREASE) IN CASH                                                              (515,131)         996,165
CASH AT BEGINNING OF PERIOD                                                             4,021,839                0
                                                                                       ----------       ----------
CASH AT END OF PERIOD                                                                   $3,506,708        $996,165
                                                                                      ===========       ==========

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. The Company, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

                                                                   Operating Segment Income for the
                                                                   Three Months Ended March 31, 2000
                                                    ----------------------------------------------------------------
                                                                                Dental and
                                                                                 Consumer              Financial
                                                    Acquisitions                 Benefits             Institutions
                                                    ------------                ----------            ------------
Premiums and policy fees                             $11,785,305                 $292,478              $ 677,657
Reinsurance ceded                                     (4,532,540)                (146,238)
                                                     ------------                --------                -------
  Net of reinsurance ceded                             7,252,765                  146,240                677,657
Net investment income                                  7,005,884                    1,616                141,512
Realized investment gains (losses)
Other income
                                                     -----------                 --------              ---------
     Total revenues                                   14,258,649                  147,856                819,169
                                                     -----------                 --------              ---------
Benefits and settlement expenses                       7,010,523                   79,306                720,279
Amortization of deferred policy
 acquisition costs                                     1,411,832                                         163,019
Other operating expenses                               2,826,773                   (1,980)                19,950
                                                     -----------                ---------             ----------
     Total benefits and expenses                      11,249,128                   77,326                903,248
                                                     -----------                 --------              ---------
Income (loss) before income tax                        3,009,521                   70,530                (84,079)

                                                                     Corporate
                                                    Investment         and
                                                     Products         Other           Adjustments        Total
                                                   -----------     -----------        -----------        -----

Premiums and policy fees                            $  20,866                                          $12,776,306
Reinsurance ceded                                                                                       (4,678,778)
                                                      -------                                           ----------
  Net of reinsurance ceded                             20,866                                            8,097,528
Net investment income                                 243,888        $(26,537)                           7,366,363
Realized investment gains (losses)
Other income                                            3,708                                                3,708
                                                      -------        --------                           ----------
     Total revenues                                   268,462         (26,537)                          15,467,599
                                                      -------        --------                           ----------
Benefits and settlement expenses                      207,283                                            8,017,391
Amortization of deferred policy
 acquisition costs                                                                                       1,574,851
Other operating expenses                              376,289         134,095                            3,355,127
                                                      -------        --------                           ----------
     Total benefits and expenses                      583,572         134,095                           12,947,369
                                                      -------        --------                           ----------
Income (loss) before income tax                      (315,110)       (160,632)                           2,520,230

Income tax expense                                                                      869,479            869,479
                                                                                                        ----------
     Net income                                                                                         $1,650,751
                                                                                                        ==========

                                                                    Operating Segment Income for the
                                                                    Three Months Ended March 31, 1999
                                                    --------------------------------------------------------------
                                                                               Dental and
                                                                                Consumer               Financial
                                                    Acquisitions                Benefits              Institutions
                                                    ------------                ---------             ------------
Premiums and policy fees                            $15,658,767                  $605,037              $349,482
Reinsurance ceded                                    (5,336,719)                 (176,518)
                                                     ----------                  --------               -------
  Net of reinsurance ceded                           10,322,048                   428,519               349,482
Net investment income                                 6,657,571                   120,269                59,342
Realized investment gains (losses)
Other Income                                             (8,718)
                                                     ----------                  --------              --------
     Total revenues                                  16,970,901                   548,788               408,824
                                                     ----------                  --------              --------
Benefits and settlement expenses                      9,850,644                   436,081               153,913
Amortization of deferred policy
 acquisition costs                                    2,138,361                                          87,369
Other operating expenses                              2,182,085                     8,554               (57,899)
                                                     ----------                  --------              --------
     Total benefits and expenses                     14,171,090                   444,635               183,383
                                                     ----------                  --------              --------
Income before income tax                              2,799,811                   104,153               225,441

                                                                     Corporate
                                                    Investment         and
                                                     Products         Other            Adjustments        Total
                                                   -----------     -----------         -----------        -----

Premiums and policy fees                           $   1,822                                           $16,615,108
Reinsurance ceded                                                                                       (5,513,237)
                                                       -----                                            ----------
  Net of reinsurance ceded                             1,822                                            11,101,871
Net investment income                                                  $98,445                           6,935,627
Realized investment gains (losses)                                                      $ 11,044            11,044
Other Income                                             (18)                                               (8,736)
                                                       -----            ------           -------        ----------
     Total revenues                                    1,804            98,445            11,044        18,039,806
                                                      ------            ------           -------        ----------
Benefits and settlement expenses                      25,949                                            10,466,587
Amortization of deferred policy
 acquisition costs                                                                                       2,225,730
Other operating expenses                             155,571            25,130                           2,313,441
                                                     -------           -------                          ----------
     Total benefits and expenses                     181,520            25,130                          15,005,758
                                                     -------           -------           -------        ----------
Income (loss) before income tax                     (179,716)           73,315            11,044         3,034,048

Income tax expense                                                                       849,533           849,533
                                                                                                        ----------
     Net income                                                                                        $ 2,184,515
                                                                                                        ==========

                                                                      Operating Segment Assets
                                                                         March 31, 2000

                                                                              Dental and
                                                                               Consumer                Financial
                                                    Acquisitions               Benefits               Institutions
                                                    ------------               ---------              ------------
Investments and other assets                        $432,750,859              $3,728,824               $11,741,402
Deferred policy acquisition costs                    132,736,033                                         1,530,128
                                                    ------------              ----------              ------------
     Total assets                                   $565,486,892              $3,728,824               $13,271,530
                                                    ============              ==========               ===========

                                                                               Corporate
                                                     Investment                   and
                                                      Products                   Other                   Total
                                                    ------------              -----------             ------------
Investments and other assets                        $15,418,535               $31,842,941             $495,482,561
Deferred policy acquisition costs                                                                      134,266,161
                                                    -----------               -----------             ------------
     Total assets                                   $15,418,535               $31,842,941             $629,748,722
                                                    ===========               ===========             ============

                                                                        Operating Segment Assets
                                                                          December 31, 1999

                                                                              Dental and
                                                                               Consumer                 Financial
                                                   Acquisitions                Benefits                Institutions
                                                   ------------               ----------               -----------
Investments and other assets                       $424,265,907               $3,871,844               $11,815,617
Deferred policy acquisition costs                   126,247,865                                          1,544,160
                                                   ------------               ----------               -----------
     Total assets                                  $550,513,772               $3,871,844               $13,359,777
                                                   ============               ==========               ===========

                                                                               Corporate
                                                    Investment                    and
                                                     Products                    Other                    Total
                                                    ----------                -----------             ------------
Investments and other assets                        $9,812,824                $31,939,612             $481,705,804
Deferred policy acquisition costs                                                                      127,792,025
                                                    ----------                -----------             ------------
     Total assets                                   $9,812,824                $31,939,612             $609,497,829
                                                    ==========                ===========             ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2000, and for the three months then ended, the Company had share-owners' equity and net income prepared in conformity with statutory reporting practices of $34.5 million and $3.2 million, respectively.

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

        The Company's balance sheets at March 31, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                  MARCH 31, 2000              DECEMBER 31, 1999
                                  --------------              -----------------

Total investments                 $464,018,864                  $451,389,804
Deferred policy acquisition costs  126,366,161                   127,792,025
All other assets                    49,556,042                    47,769,637
                                   -----------                   -----------
                                  $639,941,067                  $626,951,466
                                   ===========                   ===========

Deferred income taxes             $  7,087,775                  $  6,218,296
All other liabilities              504,559,552                   494,090,181
                                   -----------                   -----------
                                   511,647,327                   500,308,477
Share-owners' equity               128,293,740                   126,642,989
                                   -----------                   -----------
                                  $639,941,067                  $626,951,466
                                   ===========                   ===========

NOTE F - COMPREHENSIVE INCOME (LOSS)

        The following table sets forth the Company's comprehensive income (loss) for the three months ended March 31, 2000 and 1999:

                                                       Three Months Ended
                                                             March 31
                                                       ------------------

                                                        2000          1999
                                                        ----          ----

   Net income                                       $1,650,751     $2,184,515
   Increase (decrease) in net unrealized gains
     on investments (net of income tax:
     2000 - $2,541,452; 1999 - $(2,336,724))         4,719,840    (4,339,630)
   Reclassification adjustment for amounts
     included in net income (net of income tax:
     1999 - $(3,865))                                                  (7,179)
                                                     ---------     ----------
   Comprehensive income (loss)                      $6,370,591    $(2,162,294)
                                                     =========     ==========

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

        Protective Life and Annuity Insurance Company ("the Company"), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company's common stock have been owned by Protective Life Insurance Company ("Protective"), which is a wholly- owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company's preferred stock are owned by PLC. The Company is authorized to transact insurance business as an insurance company or a reinsurance company in 48 states, including New York.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 2000, the Company was involved in the businesses of four of PLC's seven divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                            THREE MONTHS            PERCENTAGE
                                               ENDED                 INCREASE
                                              MARCH 31              (DECREASE)
                                    --------------------------      ----------
                                        2000          1999
                                        ----          ----

         Premiums and policy fees    $8,097,528   $11,101,871       (27.1)%
         Net investment income        7,366,363     6,935,627         6.2
         Realized investment gains       --            11,044          --
         Other                            3,708        (8,736)         --
                                    -----------   -----------
                                    $15,467,599   $18,039,806
                                    ===========   ===========

        Premiums and policy fees, net of reinsurance ("premiums and policy fees") decreased $3.0 million or 27.1% in the first three months of 2000 over the first three months of 1999. Premiums and policy fees from the Acquisitions Division decreased $3.1 million primarily due to the expected lapsing of policies associated with the nature of the division. Premiums and policy fees related to the Dental Division decreased $0.3 million in the first three months of 2000 as compared to the same period in 1999, primarily due to the termination of a group life customer effective December 31, 1999. The Financial Institutions Division's premiums and policy fees increased $0.3 million in the first three months of 2000 over the first three months of 1999 due to increased marketing efforts and sales momentum.

        Net investment income in the first three months of 2000 increased $0.4 million or 6.2% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets.

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

        The Company reported an insignificant amount of realized investment gains and other income (loss) in the first three months of 2000 and 1999.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                           THREE MONTHS ENDED MARCH 31

                                            2000                    1999
                                            ----                    ----
Operating Income (Loss)1
      Acquisitions                       $3,009,521              $2,799,811
      Dental and Consumer Benefits           70,530                 104,153
      Financial Institutions                (84,079)                225,441
      Investment Products                  (315,110)               (179,716)
      Corporate and Other                  (160,632)                 73,315
                                          ---------               ---------
              Total operating income      2,520,230               3,023,004
                                          ---------               ---------

Realized Investment Gains
      Unallocated Investment Gains                                  11,044
                                                                  --------
              Total net                                             11,044
                                                                  --------
Income (Loss) Before Income Tax

      Acquisitions                       3,009,521               2,799,811
      Dental and Consumer Benefits          70,530                 104,153
      Financial Institutions               (84,079)                225,441
      Investment Products                 (315,110)               (179,716)
      Corporate and Other                 (160,632)                 84,359
                                         ---------               ---------
              Total income before tax   $2,520,230              $3,034,048
                                         =========               =========

1   Income (loss) before tax excluding realized investment gains and losses.

        Pretax operating income from the Acquisitions Division was $3.0 million in the first three months of 2000 as compared to $2.8 million in the same period of 1999. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase is primarily due to an increase in investment income on invested assets allocated to the division.

        Dental Division pretax earnings were $0.1 million in the first three months of 2000 and $0.1 million in the first three months of 1999.

        The Financial Institutions Division's pretax operating loss was $0.1 million for the first three months of 2000 as compared to $0.2 million income in the first three months of 1999. The decrease was primarily due to higher than expected mortality in the division.

        The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had a pretax operating loss of $0.3 million in the first three months of 2000 as compared to a pretax operating loss of $0.2 million in 1999, primarily related to start-up expenses.

        The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding operating divisions. The pretax operating loss from this segment was $0.2 million in the first three months of 2000 compared to pretax operating income of $0.1 million in the first three months of 1999.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

     THREE MONTHS
        ENDED                                    ESTIMATED EFFECTIVE
       MARCH 31                                    INCOME TAX RATES
     ------------                                --------------------

         1999                                          28.0%
         2000                                          34.5

        The effective income tax rate for the full year of 1999 was 28%. Management's estimate of the effective income tax rate for 2000 is 34.5%.

Net Income

        The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                               NET INCOME
                                  -----------------------------------
        THREE MONTHS                                      PERCENTAGE
           ENDED                                            INCREASE
          MARCH 31                TOTAL                    (DECREASE)
        ------------              -----                    ----------
            1999               $2,184,515                     112.5%
            2000                1,650,751                     (24.4)

        Compared to the same period in 1999, net income in the first three months of 2000 decreased $0.5 million, reflecting an increase related to the Acquisitions Division, which was offset by decreases in the Dental, Financial Institutions, Investment Products Divisions and the Corporate and Other segment, and by an increase in the Company’s effective tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material change from the disclosure in the Company’s 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

Date:     May 15, 2000            /s/ Jerry W. DeFoor
                                  -------------------
                                  Jerry W. DeFoor
                                  Vice President and Controller,
                                  and Chief Accounting Officer
                                  (Duly authorized officer)