Form 10-Q
period 2000-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2000-08-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 333-42425

Protective Life and Annuity Insurance Company

(Exact name of Registrant as specified in its charter)

ALABAMA	63-0761690
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of August 3, 2000: 250,000 shares.

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
        Condensed Statements of Income for the Three and Six Months
          ended June 30, 2000 and 1999 (unaudited).............................
        Condensed Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999....................................
        Condensed Statements of Cash Flows for the
          Six Months ended June 30, 2000 and 1999 (unaudited)..................
        Notes to Condensed Financial Statements (unaudited)....................

   Item 2.   Management's Narrative Analysis of the Results of Operations......

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K....................................

Signature......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 2000, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and condensed statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 1999, and the related statements of income, share- owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

July 27, 2000

                                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30                          June 30
                                                                       -------------------------       --------------------------
                                                                         2000           1999             2000             1999
                                                                         ----           ----             ----             ----

REVENUES
     Premiums and policy fees                                         $12,410,779    $15,567,150       $25,187,085    $32,182,258
        Reinsurance ceded                                              (3,605,928)    (5,488,619)       (8,284,706)   (11,001,856)
                                                                       ----------     ----------        ----------     ----------
        Premiums and policy fees, net of reinsurance ceded              8,804,851     10,078,531        16,902,379     21,180,402
     Net investment income                                              8,097,829      5,954,040        15,464,192     12,889,667
     Realized investment gains                                                                37                           11,081
     Other income (loss)                                                    4,691          2,344             8,399         (6,392)
                                                                       ----------     ----------        ----------     ----------
                                                                       16,907,371     16,034,952        32,374,970     34,074,758
                                                                       ----------     ----------        ----------     ----------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 2000 - $3,392,895; 1999 - $5,278,386
        six months: 2000 - $6,916,650; 1999 - $9,699,037)               9,048,737      6,059,584        17,066,128     16,526,171
     Amortization of deferred policy acquisition costs                  1,973,521      3,043,818         3,548,372      5,269,548
     Other operating expenses (net of reinsurance ceded:
        three months: 2000 - $67,938; 1999 - $68,922
        six months: 2000 - $146,534; 1999 - $139,687)                   2,600,168      3,544,292         5,955,295      5,857,733
                                                                       ----------     ----------        ----------     ----------
                                                                       13,622,426     12,647,694        26,569,795     27,653,452
                                                                       ----------     ----------        ----------     ----------
INCOME BEFORE INCOME TAX                                                3,284,945      3,387,258         5,805,175      6,421,306

Income tax expense                                                      1,133,306        948,433         2,002,785      1,797,966
                                                                       ----------     ----------        ----------     ----------

NET INCOME                                                            $ 2,151,639    $ 2,438,825       $ 3,802,390    $ 4,623,340
                                                                       ==========     ==========        ==========     ==========

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS

                                                                                   June 30             December 31
                                                                                     2000                 1999
                                                                                 ------------         -------------
                                                                                  (Unaudited)
ASSETS
  Investments
    Fixed maturities, at market
     (amortized cost: 2000 - $412,421,838; 1999 - $384,291,937)                   $393,454,828        $366,838,300
    Mortgage loans on real estate                                                    3,453,222           3,683,311
    Investment in real estate, net of accumulated depreciation                       1,088,750           1,096,250
    Policy loans                                                                    54,934,097          54,824,429
    Short-term investments                                                           6,496,917           7,493,877
                                                                                   -----------         -----------
     Total investments                                                             459,427,814         433,936,167
  Cash                                                                               2,938,518           4,021,839
  Accrued investment income                                                          8,472,685           7,718,388
  Accounts and premiums receivable, net of allowance for uncollectible
     amounts (2000 - $7,000; 1999 - $7,000)                                          2,002,688           4,256,931
  Reinsurance receivables                                                           23,578,216          26,779,589
  Deferred policy acquisition costs                                                132,907,007         127,792,025
  Other assets                                                                          26,864              41,731
  Assets related to separate accounts
    Variable annuity                                                                 8,396,281           4,951,159
                                                                                   -----------         -----------
                                                                                  $637,750,073        $609,497,829
                                                                                   ===========         ===========

LIABILITIES
  Policy liabilities and accruals:
     Future policy benefits and claims                                            $449,352,463        $445,284,973
     Unearned premiums                                                               8,160,255           7,852,424
                                                                                   -----------         -----------
                                                                                   457,512,718         453,137,397
  Annuity deposits                                                                  20,392,753          12,253,056
  Other policyholders' funds                                                         5,732,387           5,410,510
  Other liabilities                                                                 17,755,599          18,338,059
  Deferred income taxes                                                              4,473,937             109,523
  Liabilities related to separate accounts
    Variable annuity                                                                 8,396,281           4,951,159
                                                                                   -----------         -----------
           Total liabilities                                                       514,263,675         494,199,704
                                                                                   -----------         -----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding:  2000 and 1999: 250,000                           2,500,000           2,500,000
  Additional paid-in capital                                                       101,386,324         101,386,324
  Retained earnings                                                                 26,557,055          22,754,665
  Accumulated other comprehensive income
    Net unrealized losses on investments (net of income
     tax: 2000 - $(3,747,144); 1999 - $(6,108,773))                                 (6,958,981)        (11,344,864)
                                                                                   -----------         -----------
           Total share-owners' equity                                              123,486,398         115,298,125
                                                                                   -----------         -----------
                                                                                  $637,750,073        $609,497,829
                                                                                   ===========         ===========

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                       ---------------------------
                                                                                          2000            1999
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $    3,802,390      $ 4,623,340
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment gains                                                                           (11,081)
       Amortization of deferred policy acquisition costs                                3,548,372        5,269,548
       Capitalization of deferred policy acquisition costs                               (402,469)        (318,491)
       Deferred income tax                                                              2,002,785        1,797,966
       Interest credited to universal life and investment products                      8,911,521        3,101,263
       Policy fees assessed on universal life and investment products                 (19,303,459)        (488,856)
       Change in accrued investment income and other receivables                        4,701,319           72,411
       Change in policy liabilities and other policyholder
          funds of traditional life and health products                                10,901,265       (8,326,802)
       Change in other liabilities                                                       (582,460)      12,297,423
       Other (net)                                                                         14,867         (174,455)
                                                                                       ----------       ----------
    Net cash provided by operating activities                                          13,594,131       17,842,266
                                                                                       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                 190,994,466       33,623,078
       Other                                                                              240,079        2,107,560
    Cost of investments acquired
       Investments available for sale                                                (218,123,072)     (51,178,518)
       Other                                                                             (116,493)
                                                                                       ----------       ----------
    Net cash used in investing activities                                             (27,005,020)     (15,447,880)
                                                                                       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Investment product deposits and change in universal life deposits                  26,998,960        4,951,747
    Investment product withdrawals                                                    (14,671,392)      (2,722,859)
                                                                                       ----------        ---------
    Net cash provided by financing activities                                          12,327,568        2,228,888
                                                                                       ----------        ---------

INCREASE (DECREASE) IN CASH                                                            (1,083,321)       4,623,274
CASH AT BEGINNING OF PERIOD                                                             4,021,839                0
                                                                                        ---------        ---------
CASH AT END OF PERIOD                                                               $   2,938,518      $ 4,623,274
                                                                                        =========        =========

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

        All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company ("Protective"), which is a wholly-owned subsidiary of Protective Life Corporation ("PLC"). All outstanding shares of the Company’s preferred stock are owned by PLC.

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

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. The Company, like other insurers, in the ordinary course of business, is involved in such litigation or alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        PLC, through its subsidiaries, operates seven divisions whose principal strategic focus can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The Company is involved in the businesses of four of PLC’s seven divisions. The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.

                                          OPERATING SEGMENT INCOME FOR THE
                                            SIX MONTHS ENDED JUNE 30, 2000
                                     ---------------------------------------------
                                                       DENTAL AND
                                                        CONSUMER      FINANCIAL
                                     ACQUISITIONS       BENEFITS     INSTITUTIONS
                                     ------------      ---------     ------------
Premiums and policy fees             $23,128,582       $600,189       $1,410,202
Reinsurance ceded                     (7,984,613)      (300,093)
                                      ----------        -------        ---------
  Net of reinsurance ceded            15,143,969        300,096        1,410,202
Net investment income                 14,639,975          3,291          292,471
Other income
                                      ----------        -------        ---------
     Total revenues                   29,783,944        303,387        1,702,673
                                      ----------        -------        ---------
Benefits and settlement expenses      15,266,654        145,900        1,176,459
Amortization of deferred policy
 acquisition costs                     3,195,766                         352,606
Other operating expenses               5,271,398          2,675           24,894
                                      ----------        -------        ---------
     Total benefits and expenses      23,733,818        148,575        1,553,959
                                      ----------        -------        ---------
Income (loss) before income tax        6,050,126        154,812          148,714

                                                    CORPORATE
                                      INVESTMENT       AND
                                       PRODUCTS       OTHER      ADJUSTMENTS      TOTAL
                                      ----------    ---------    -----------   ----------
Premiums and policy fees              $ 48,112                                $25,187,085
Reinsurance ceded                                                              (8,284,706)
                                       -------                                 ----------
  Net of reinsurance ceded              48,112                                 16,902,379
Net investment income                  551,887     $(23,432)                   15,464,192
Other income                             8,399                                      8,399
                                       -------      -------                    ----------
     Total revenues                    608,398      (23,432)                   32,374,970
                                       -------      -------                    ----------
Benefits and settlement expenses       477,115                                 17,066,128
Amortization of deferred policy
 acquisition costs                                                              3,548,372
Other operating expenses               522,033      134,295                     5,955,295
                                       -------      -------                    ----------
     Total benefits and expenses       999,148      134,295                    26,569,795
                                       -------      -------                    ----------
Income (loss) before income tax       (390,750)    (157,727)                    5,805,175

Income tax expense                                               $2,002,785     2,002,785
                                                                               ----------
     Net income                                                               $ 3,802,390
                                                                               ==========

                                        OPERATING SEGMENT INCOME FOR THE
                                          SIX MONTHS ENDED JUNE 30, 1999
                                    -------------------------------------------------
                                                     DENTAL AND
                                                      CONSUMER          FINANCIAL
                                    ACQUISITIONS      BENEFITS        INSTITUTIONS
                                    ------------     ---------        ------------
Premiums and policy fees            $30,186,919     $1,241,619          $744,800
Reinsurance ceded                   (10,633,046)      (368,810)
                                     ----------      ---------           -------
  Net of reinsurance ceded           19,553,873        872,809           744,800
Net investment income                12,350,158        218,497           108,455
Realized investment gains (losses)
Other Income                             (8,718)
                                     ----------      ---------           -------
     Total revenues                  31,895,313      1,091,306           853,255
                                     ----------      ---------           -------
Benefits and settlement expenses     15,203,723        842,643           408,742
Amortization of deferred policy
 acquisition costs                    5,085,560                          183,988
Other operating expenses              5,529,534         23,096           (35,861)
                                     ----------       --------           -------
     Total benefits and expenses     25,818,817        865,739           556,869
                                     ----------       --------           -------
Income (loss) before income tax       6,076,496        225,567           296,386

                                                    CORPORATE
                                       INVESTMENT      AND
                                        PRODUCTS      OTHER    ADJUSTMENTS     TOTAL
                                       ----------   ---------  -----------  -----------
Premiums and policy fees             $   8,920                              $32,182,258
Reinsurance ceded                                                           (11,001,856)
                                        ------                               ----------
  Net of reinsurance ceded               8,920                               21,180,402
Net investment income                               $212,557                 12,889,667
Realized investment gains (losses)                              $  11,081        11,081
Other Income                             2,326                                   (6,392)
                                        ------       -------     --------    ----------
     Total revenues                     11,246       212,557       11,081    34,074,758
                                        ------       -------     --------    ----------
Benefits and settlement expenses        71,063                               16,526,171
Amortization of deferred policy
 acquisition costs                                                            5,269,548
Other operating expenses               315,834        25,130                  5,857,733
                                       -------       -------                 ----------
     Total benefits and expenses       386,897        25,130                 27,653,452
                                       -------       -------                 ----------
Income (loss) before income tax       (375,651)      187,427                  6,421,306
Income tax expense                                               1,797,966    1,797,966
                                                                             ----------
     Net income                                                             $ 4,623,340
                                                                             ==========

                                               OPERATING SEGMENT ASSETS
                                                     JUNE 30, 2000
                                    ---------------------------------------------
                                                      DENTAL AND
                                                       CONSUMER      FINANCIAL
                                     ACQUISITIONS      BENEFITS     INSTITUTIONS
                                     ------------     ----------    ------------
Investments and other assets         $433,879,325     $3,687,498     $11,888,826
Deferred policy acquisition costs     131,312,984                      1,594,023
                                     ------------     ----------    ------------
     Total assets                    $565,192,309     $3,687,498     $13,482,849
                                     ============     ==========    ============

                                                      CORPORATE
                                      INVESTMENT         AND
                                       PRODUCTS         OTHER           TOTAL
                                      -----------     ----------    ------------
Investments and other assets          $17,980,334    $37,407,083    $504,843,066
Deferred policy acquisition costs                                    132,907,007
                                      -----------    -----------    ------------
     Total assets                     $17,980,334    $37,407,083    $637,750,073
                                      ===========    ===========    ============

                                              OPERATING SEGMENT ASSETS
                                                  DECEMBER 31, 1999
                                     -------------------------------------------
                                                    DENTAL AND
                                                     CONSUMER         FINANCIAL
                                     ACQUISITIONS    BENEFITS       INSTITUTIONS
                                     ------------   ----------      ------------
Investments and other assets         $424,265,907    $3,871,844      $11,815,617
Deferred policy acquisition costs     126,247,865                      1,544,160
                                     ------------   -----------     ------------
     Total assets                    $550,513,772    $3,871,844      $13,359,777
                                     ============   ===========     ============

                                                     CORPORATE
                                      INVESTMENT        AND
                                       PRODUCTS        OTHER            TOTAL
                                      ----------    -----------      -----------
Investments and other assets          $9,812,824    $31,939,612     $481,705,804
Deferred policy acquisition costs                                    127,792,025
                                      ----------    -----------     ------------
     Total assets                     $9,812,824    $31,939,612     $609,497,829
                                      ==========    ===========     ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 2000, and for the six months then ended, the Company had share-owners’ equity and net income prepared in conformity with statutory reporting practices of $40.2 million and $8.4 million, respectively.

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company’s operations, its reported share-owners’ equity will fluctuate significantly as interest rates change.

        The Company’s balance sheets at June 30, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                        JUNE 30, 2000          DECEMBER 31, 1999
                                        -------------          -----------------
Total investments                       $478,394,824             $451,389,804
Deferred policy acquisition costs        124,646,122              127,792,025
All other assets                          45,415,252               47,769,637
                                        ------------             ------------
                                        $648,456,198             $626,951,466
                                        ============             ============

Deferred income taxes                 $    8,221,081            $   6,218,296
All other liabilities                    509,789,738              494,090,181
                                        ------------             ------------
                                         518,010,819              500,308,477
Share-owners’ equity                     130,445,379              126,642,989
                                        ------------             ------------
                                        $648,456,198             $626,951,466
                                        ============             ============

NOTE F - COMPREHENSIVE INCOME (LOSS)

        The following table sets forth the Company’s comprehensive income (loss) for the three- month and six- month periods ended June 30, 2000 and 1999:

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                        ---------------------------     --------------------------
                                                           2000             1999           2000           1999
                                                           ----             ----           ----           ----

   Net income                                           $2,151,639      $ 2,438,825     $3,802,390     $ 4,623,340
   Increase (decrease) in net unrealized gains
     on investments (net of income tax:
     three months: 2000 - $(179,823);
            1999 - ($4,824,923))
     six months: 2000 - $2,361,629;
            1999 - $(7,161,647))                          (333,957)      (8,960,572)     4,385,883     (13,300,202)
   Reclassification adjustment for amounts
     included in net income (net of income tax:
     three months: 1999 - $(13)
     six months: 1999 - $(3,878))                                               (24)                        (7,203)
                                                        ----------      ------------    ----------     ------------
   Comprehensive income (loss)                          $1,817,682      $(6,521,771)    $8,188,273     $(8,684,065)
                                                        ==========      ============    ==========     ============

NOTE G - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

        Protective Life and Annuity Insurance Company ("the Company"), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company ("Protective"), which is a wholly- owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company’s preferred stock are owned by PLC. The Company is authorized to transact insurance business as an insurance company or a reinsurance company in 49 states, including New York, as well as the District of Columbia.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 2000, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                         SIX MONTHS                PERCENTAGE
                                            ENDED                   INCREASE
                                           JUNE 30                 (DECREASE)
                                -------------------------------    ----------
                                  2000                1999
                                  ----                ----
   Premiums and policy fees    $16,902,379         $21,180,402       (20.2)%
   Net investment income        15,464,192          12,889,667        20.0
   Realized investment gains                            11,081          –
   Other                             8,399              (6,392)         –
                                ----------          ----------
                               $32,374,970         $34,074,758
                                ==========          ==========

        Premiums and policy fees, net of reinsurance ("premiums and policy fees") decreased $4.3 million or 20.2% in the first six months of 2000 over the first six months of 1999. Premiums and policy fees from the Acquisitions Division decreased $4.4 million primarily due to the expected lapsing of policies associated with the nature of the division. Premiums and policy fees related to the Dental Division decreased $0.6 million in the first six months of 2000 as compared to the same period in 1999, primarily due to the termination of a group life customer effective December 31, 1999. The Financial Institutions Division’s premiums and policy fees increased $0.7 million in the first six months of 2000 over the first six months of 1999 due to increased marketing efforts and sales momentum.

        Net investment income in the first six months of 2000 increased $2.6 million or 20.0% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

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

        The Company reported an insignificant amount of realized investment gains and other income (loss) in the first six months of 2000 and 1999.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                SIX MONTHS ENDED JUNE 30

                                                    2000                    1999
                                                    ----                    ----
Operating Income (Loss)1
      Acquisitions                               $6,050,126              $6,076,496
      Dental and Consumer Benefits                  154,812                 225,567
      Financial Institutions                        148,714                 296,386
      Investment Products                          (390,750)               (375,651)
      Corporate and Other                          (157,727)                187,427
                                                  ---------               ---------
              Total operating income              5,805,175               6,410,225
                                                  ---------               ---------
Realized Investment Gains
      Unallocated Investment Gains                                           11,081
                                                                          ---------
              Total net                                                      11,081
                                                                          ---------
Income (Loss) Before Income Tax
      Acquisitions                                6,050,126               6,076,496
      Dental and Consumer Benefits                  154,812                 225,567
      Financial Institutions                        148,714                 296,386
      Investment Products                          (390,750)               (375,651)
      Corporate and Other                          (157,727)                187,427
      Unallocated Realized Investment Gains                                  11,081
                                                  ---------               ---------
              Total income before tax            $5,805,175              $6,421,306
                                                  =========               =========

1   Income (loss) before tax excluding realized investment gains and losses.

        Pretax operating income from the Acquisitions Division was $6.1 million in the first six months of 2000 and 1999. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the division primarily offsets the decrease in premiums and policy fees.

        Dental Division pretax earnings were $0.2 million in the first six months of 2000 and $0.2 million in the first six months of 1999.

        The Financial Institutions Division’s pretax operating income was $0.1 million for the first six months of 2000 as compared to $0.3 million in the first six months of 1999. The decrease was primarily due to higher than expected mortality in the division.

        The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had a pretax operating loss of $0.4 million in the first six months of 2000 and in 1999, primarily related to start-up expenses.

        The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding operating divisions. The pretax operating loss from this segment was $0.2 million in the first six months of 2000 compared to pretax operating income of $0.2 million in the first six months of 1999.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

               SIX MONTHS
                 ENDED                        ESTIMATED EFFECTIVE
                JUNE 30                        INCOME TAX RATES
               ----------                     -------------------
                 1999                               28.0%
                 2000                               34.5

        The effective income tax rate for the full year of 1999 was 28%. Management’s estimate of the effective income tax rate for 2000 is 34.5%.

Net Income

        The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                              NET INCOME
                                  -------------------------------------
     SIX MONTHS                                            PERCENTAGE
       ENDED                                                INCREASE
      JUNE 30                       TOTAL                  (DECREASE)
     ----------                   ---------                ----------
       1999                      $4,623,340                  513.3%
       2000                       3,802,390                  (17.8)

        Compared to the same period in 1999, net income in the first six months of 2000 decreased $0.8 million, reflecting decreases in all divisions and the Corporate and Other segment, and by an increase in the Company’s effective tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the disclosure in the Company’s 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

PART II

Item 6.                Exhibits and Reports on Form 8-K

      (a)      Exhibit 27 - Financial data schedule

                Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	August 14, 2000	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)