Form 10-Q
period 2000-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2000-11-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of November 10, 2000: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

Protective Life and Annuity Insurance Company

INDEX

                                                                                                        Page Number
Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants................................................................2
        Condensed Statements of Income for the Three and Nine Months
          ended September 30, 2000 and 1999 (unaudited)..................................................3
        Condensed Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999..............................................................4
        Condensed Statements of Cash Flows for the

Part II.     Other Information:
   Item 6.   Exhibits and Reports on Form 8-K...........................................................16

Signature...............................................................................................16

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 2000, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 1999, and the related statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

October 26, 2000

                                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30                      SEPTEMBER 30
                                                                       -------------------------       ---------------------------
                                                                         2000           1999             2000             1999
                                                                         ----           ----             ----             ----

REVENUES
     Premiums and policy fees                                         $12,036,025    $11,550,772       $37,223,110    $43,733,030
        Reinsurance ceded                                             (4,223,865)    (4,139,281)      (12,508,571)   (15,141,137)
                                                                       ----------     ----------        ----------     ----------
        Premiums and policy fees, net of reinsurance ceded              7,812,160      7,411,491        24,714,539     28,591,893
     Net investment income                                              8,132,593      8,755,048        23,596,785     21,644,715
     Realized investment losses                                           (28,070)       (74,151)          (28,070)       (63,070)
     Other income (loss)                                                     (987)           977             7,412         (5,416)
                                                                       ----------     ----------        ----------     ----------
                                                                       15,915,696     16,093,365        48,290,666     50,168,122
                                                                       ----------     ----------        ----------     ----------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 2000 - $3,574,770; 1999 - $3,645,383
        nine months: 2000 - $10,491,420; 1999 - $13,344,420)            8,327,691      8,881,623        25,393,819     25,407,794
     Amortization of deferred policy acquisition costs                  1,608,404        244,472         5,156,776      5,514,020
     Other operating expenses (net of reinsurance ceded:
        three months: 2000 - $114,066; 1999 - $52,541
        nine months: 2000 - $260,600; 1999 - $192,228)                  1,598,073      3,612,922         7,553,368      9,470,654
                                                                       ----------     ----------        ----------     ----------
                                                                       11,534,168     12,739,017        38,103,963     40,392,468
                                                                       ----------     ----------        ----------     ----------
INCOME BEFORE INCOME TAX                                                4,381,528      3,354,348        10,186,703      9,775,654

Income tax expense                                                      1,511,627        939,217         3,514,412      2,737,183
                                                                       ----------     ----------        ----------     ----------

NET INCOME                                                            $ 2,869,901    $ 2,415,131       $ 6,672,291    $ 7,038,471
                                                                       ==========     ==========        ==========     ==========

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS

                                                                                   SEPTEMBER 30        DECEMBER 31
                                                                                      2000                1999
                                                                                   ------------        -----------
                                                                                   (Unaudited)
ASSETS
  Investments
    Fixed maturities, at market
     (amortized cost: 2000 - $419,891,285; 1999 - $384,291,937)                   $406,097,795        $366,838,300
    Mortgage loans on real estate                                                    3,329,959           3,683,311
    Investment in real estate, net of accumulated depreciation                       1,085,000           1,096,250
    Policy loans                                                                    54,529,984          54,824,429
    Short-term investments                                                          13,484,668           7,493,877
                                                                                   -----------         -----------
     Total investments                                                             478,527,406         433,936,167
  Cash                                                                               2,195,580           4,021,839
  Accrued investment income                                                          8,093,672           7,718,388
  Accounts and premiums receivable, net of allowance for uncollectible
     amounts (2000 - $7,000; 1999 - $7,000)                                          2,750,245           4,256,931
  Reinsurance receivables                                                           22,361,745          26,779,589
  Deferred policy acquisition costs                                                130,686,033         127,792,025
  Other assets                                                                          27,272              41,731
  Assets related to separate accounts
    Variable annuity                                                                 9,183,559           4,951,159
                                                                                   -----------         -----------
                                                                                  $653,825,512        $609,497,829
                                                                                   ===========         ===========

LIABILITIES
  Policy liabilities and accruals:
     Future policy benefits and claims                                            $450,273,037        $445,284,973
     Unearned premiums                                                               8,230,999           7,852,424
                                                                                   -----------         -----------
                                                                                   458,504,036         453,137,397
  Annuity deposits                                                                  26,308,722          12,253,056
  Other policyholders' funds                                                         5,684,096           5,410,510
  Other liabilities                                                                 18,739,498          18,338,059
  Deferred income taxes                                                              7,057,873             109,523
  Liabilities related to separate accounts
    Variable annuity                                                                 9,183,559           4,951,159
                                                                                   -----------         -----------
           Total liabilities                                                       525,477,784         494,199,704
                                                                                   -----------         -----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS’ EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,000                                                                   2,000               2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding: 2000 and 1999: 250,000                            2,500,000           2,500,000
  Additional paid-in capital                                                       101,386,324         101,386,324
  Retained earnings                                                                 29,426,955          22,754,665
  Accumulated other comprehensive income
    Net unrealized losses on investments (net of income
     tax: 2000 - $(2,674,835); 1999 - $(6,108,773))                                 (4,967,551)        (11,344,864)
                                                                                   -----------         -----------
           Total share-owners’ equity                                              128,347,728         115,298,125
                                                                                   -----------         -----------
                                                                                  $653,825,512        $609,497,829
                                                                                   ===========         ===========

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                       ---------------------------
                                                                                          2000             1999
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $   6,672,291     $  7,038,471
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment losses                                                          28,070           63,070
       Amortization of deferred policy acquisition costs                                5,156,776        5,514,020
       Capitalization of deferred policy acquisition costs                             (1,899,680)        (509,514)
       Deferred income tax                                                              3,514,412        2,737,183
       Interest credited to universal life and investment products                     13,433,933        8,552,618
       Policy fees assessed on universal life and investment products                 (28,448,863)      (8,956,188)
       Change in accrued investment income and other receivables                        5,549,246       (4,412,822)
       Change in policy liabilities and other policyholder
          funds of traditional life and health products                                14,460,627      (15,205,019)
       Change in other liabilities                                                        401,439        4,522,089
       Other (net)                                                                         14,459         (174,396)
                                                                                       ----------       ----------
    Net cash provided by (used in) operating activities                                18,882,710         (830,488)
                                                                                       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                 281,483,032       49,917,961
       Other                                                                              779,055        2,505,047
    Sale of investments
       Investments available for sale                                                   2,973,510
    Cost of investments acquired
       Investments available for sale                                                (326,078,267)     (66,937,862)
       Other                                                                             (116,493)      (1,100,000)
                                                                                      -----------       ----------
    Net cash used in investing activities                                             (40,959,163)     (15,614,854)
                                                                                      -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Investment product deposits and change in universal life deposits                  45,611,550       31,676,938
    Investment product withdrawals                                                    (25,361,356)     (14,221,355)
                                                                                       ----------       ----------
    Net cash provided by financing activities                                          20,250,194       17,455,583
                                                                                       ----------       ----------
INCREASE (DECREASE) IN CASH                                                            (1,826,259)       1,010,241
CASH AT BEGINNING OF PERIOD                                                             4,021,839                0
                                                                                       ----------       ----------
CASH AT END OF PERIOD                                                               $   2,195,580     $  1,010,241
                                                                                       ==========       ==========

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year- end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

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

                                                                   OPERATING SEGMENT INCOME FOR THE
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    --------------------------------------------------------------
                                                                               DENTAL AND
                                                                                CONSUMER               FINANCIAL
                                                    ACQUISITIONS                BENEFITS              INSTITUTIONS
                                                    ------------               ---------              ------------

Premiums and policy fees                             $34,087,145                $928,320              $2,123,610
Reinsurance ceded                                    (12,139,026)               (464,159)                 94,614
                                                      ----------                 -------               ---------
  Net of reinsurance ceded                            21,948,119                 464,161               2,218,224
Net investment income                                 21,951,958                   4,647                 462,154
Realized investment losses
Other income                                               8,718
                                                      ----------                 -------               ---------
     Total revenues                                   43,908,795                 468,808               2,680,378
                                                      ----------                 -------               ---------
Benefits and settlement expenses                      22,617,803                 248,899               1,752,828
Amortization of deferred policy
 acquisition costs                                     4,614,631                                         542,145
Other operating expenses                               7,826,612                   3,365                  49,204
                                                      ----------                 -------               ---------
     Total benefits and expenses                      35,059,046                 252,264               2,344,177
                                                      ----------                 -------               ---------
Income (loss) before income tax                        8,849,749                 216,544                 336,201

                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER           ADJUSTMENTS          TOTAL
                                                    ----------       ---------        -----------          -----
Premiums and policy fees                              $84,035                                          $37,223,110

Reinsurance ceded                                                                                      (12,508,571)
                                                    ---------                                           ----------
  Net of reinsurance ceded                             84,035                                           24,714,539
Net investment income                                 965,739        $212,287                           23,596,785
Realized investment losses                                                             $(28,070)           (28,070)
Other income                                           (1,306)                                               7,412
                                                    ---------         -------            ------         ----------
     Total revenues                                 1,048,468         212,287           (28,070)        48,290,666
                                                    ---------         -------            ------         ----------
Benefits and settlement expenses                      774,289                                           25,393,819
Amortization of deferred policy
 acquisition costs                                                                                       5,156,776
Other operating expenses                             (385,999)         60,186                            7,553,368
                                                    ---------         -------            ------         ----------
     Total benefits and expenses                      388,290          60,186                           38,103,963
                                                    ---------         -------            ------         ----------
Income (loss) before income tax                       660,178         152,101           (28,070)        10,186,703
Income tax expense                                                                    3,514,412          3,514,412
                                                                                                        ----------
     Net income                                                                                        $ 6,672,291
                                                                                                        ==========

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                    ---------------------------------------------------------------
                                                                               DENTAL AND
                                                                                CONSUMER              FINANCIAL
                                                    ACQUISITIONS                BENEFITS             INSTITUTIONS
                                                    ------------               ----------            ------------
Premiums and policy fees                           $ 40,657,642                $1,865,248            $1,191,926
Reinsurance ceded                                   (14,593,146)                 (547,991)
                                                     ----------                 ---------             ---------
  Net of reinsurance ceded                           26,064,496                 1,317,257             1,191,926
Net investment income                                20,735,028                   344,133               175,597
Realized investment gains (losses)
Other income                                             (8,718)
                                                     ----------                 ---------             ---------
     Total revenues                                  46,790,806                 1,661,390             1,367,523
                                                     ----------                 ---------             ---------
Benefits and settlement expenses                     23,177,480                 1,482,549               605,625
Amortization of deferred policy
 acquisition costs                                    5,220,186                                         293,834
Other operating expenses                              9,019,249                    40,883               (12,480)
                                                     ----------                 ---------             ---------
     Total benefits and expenses                     37,416,915                 1,523,432               886,979
                                                     ----------                 ---------             ---------
Income before income tax                              9,373,891                   137,958               480,544

                                                                     CORPORATE
                                                    INVESTMENT         AND
                                                     PRODUCTS         OTHER           ADJUSTMENTS        TOTAL
                                                    ----------       ---------        -----------        -----
Premiums and policy fees                            $  18,214                                          $43,733,030
Reinsurance ceded                                                                                      (15,141,137)
                                                       ------                                           ----------
  Net of reinsurance ceded                             18,214                                           28,591,893
Net investment income                                                $389,957                           21,644,715
Realized investment gains (losses)                                                  $   (63,070)           (63,070)
Other income                                            3,302                                               (5,416)
                                                      -------         -------            ------         ----------
     Total revenues                                    21,516         389,957           (63,070)        50,168,122
                                                      -------         -------            ------         ----------
Benefits and settlement expenses                      142,140                                           25,407,794
Amortization of deferred policy
 acquisition costs                                                                                       5,514,020
Other operating expenses                              397,872          25,130                            9,470,654
                                                      -------          ------                           ----------
     Total benefits and expenses                      540,012          25,130                           40,392,468
                                                      -------         -------            ------         ----------
Income (loss) before income tax                      (518,496)        364,827           (63,070)         9,775,654
Income tax expense                                                                    2,737,183          2,737,183
                                                                                                        ----------
     Net income                                                                                        $ 7,038,471
                                                                                                        ==========

                                                                       OPERATING SEGMENT ASSETS
                                                                         SEPTEMBER 30, 2000
                                                   ----------------------------------------------------------------
                                                                               DENTAL AND
                                                                               CONSUMER                 FINANCIAL
                                                    ACQUISITIONS               BENEFITS                INSTITUTIONS
                                                    ------------               ---------               ------------
Investments and other assets                        $443,251,590              $3,712,042               $11,743,445
Deferred policy acquisition costs                    127,784,338                                         1,601,695
                                                     -----------               ---------                ----------
     Total assets                                   $571,035,928              $3,712,042               $13,345,140
                                                     ===========               =========                ==========

                                                                               CORPORATE
                                                    INVESTMENT                   AND
                                                     PRODUCTS                   OTHER                     TOTAL
                                                     ----------                ----------              -----------
Investments and other assets                        $23,861,252               $40,571,150             $523,139,479
Deferred policy acquisition costs                     1,300,000                                        130,686,033
                                                     ----------                ----------              -----------
     Total assets                                   $25,161,252               $40,571,150             $653,825,512
                                                     ==========                ==========              ===========

                                                                        OPERATING SEGMENT ASSETS
                                                                         DECEMBER 31, 1999

                                                                               DENTAL AND
                                                                               CONSUMER                 FINANCIAL
                                                   ACQUISITIONS                BENEFITS                INSTITUTIONS
                                                   ------------                ---------               -----------
Investments and other assets                       $424,265,907               $3,871,844               $11,815,617
Deferred policy acquisition costs                   126,247,865                                          1,544,160
                                                    -----------                ---------                ----------
     Total assets                                  $550,513,772               $3,871,844               $13,359,777
                                                    ===========                =========                ==========

                                                                                CORPORATE
                                                    INVESTMENT                    AND
                                                     PRODUCTS                    OTHER                    TOTAL
                                                     ---------                 ----------              -----------
Investments and other assets                        $9,812,824                $31,939,612             $481,705,804
Deferred policy acquisition costs                                                                      127,792,025
                                                     ---------                 ----------              -----------
     Total assets                                   $9,812,824                $31,939,612             $609,497,829
                                                     =========                 ==========              ===========

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 2000, and for the nine months then ended, the Company had share-owners’ equity and net income prepared in conformity with statutory reporting practices of $43.3 million and $11.7 million, respectively.

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

        The Company’s balance sheets at September 30, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                          SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                          ------------------             -----------------
Total investments                                           $492,320,896                    $451,389,804
Deferred policy acquisition costs                            124,534,929                     127,792,025
All other assets                                              44,612,073                      47,769,637
                                                             -----------                     -----------
                                                            $661,467,898                    $626,951,466
                                                             ===========                     ===========

Deferred income taxes                                      $   9,732,708                   $   6,218,296
All other liabilities                                        518,419,911                     494,090,181
                                                             -----------                     -----------
                                                             528,152,619                     500,308,477
Share-owners’ equity                                         133,315,279                     126,642,989
                                                             -----------                     -----------
                                                            $661,467,898                    $626,951,466
                                                             ===========                     ===========

NOTE F - COMPREHENSIVE INCOME (LOSS)

         The following table sets forth the Company’s comprehensive income (loss) for the three-month and nine month periods ended September 30, 2000 and 1999:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                         ---------------------------    --------------------------
                                                           2000             1999            2000          1999
                                                           ----             ----            ----          ----
   Net income                                           $2,869,901      $ 2,415,131    $ 6,672,291    $  7,038,471
   Increase (decrease) in net unrealized gains
     on investments (net of income tax:
     three months: 2000 - $1,062,485;
       1999 - $709,574
     nine months: 2000 - $3,424,114;
       1999 - $(6,452,848))                              1,973,184        1,302,951      6,359,067     (11,996,476)
   Reclassification adjustment for amounts
     included in net income (net of income tax:
     three months: 2000 - $9,824; 1999 - $20,762
     nine months: 2000 - $9,824; 1999 - $17,659)            18,246           53,388         18,246          45,410
                                                         ---------        ---------     ----------      ----------
   Comprehensive income (loss)                          $4,861,331       $3,771,470    $13,049,604     $(4,912,595)
                                                         =========        =========     ==========      ==========

NOTE G - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share- owners’ equity.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Effective January 1, 2001, SFAS No. 133, as amended by SFAS No. 138, will require the Company to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners’ equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. Although the adoption of SFAS No. 133 will not affect the Company's operations, adoption may introduce volatility into the Company's reported net income and share-owners' equity.

         In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities, a replacement of FASB Statement No. 125”. FASB No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
RESULTS OF OPERATIONS

         Protective Life and Annuity Insurance Company ("the Company"), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company ("Protective"), which is a wholly- owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Com pany’s preferred stock are owned by PLC. The Company is authorized to transact insurance business as an insurance company or a reinsurance company in 49 states, including New York, as well as the District of Columbia.

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

         The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September 30, 2000, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisition Division, the Dental Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                NINE MONTHS                         PERCENTAGE
                                                                   ENDED                             INCREASE
                                                                SEPTEMBER 30                        (DECREASE)
                                                        ------------------------------             -----------

                                                          2000                1999
                                                          ----                ----
         Premiums and policy fees                      $24,714,539         $28,591,893              (13.6)%
         Net investment income                          23,596,785          21,644,715                9.0
         Realized investment gains                         (28,070)            (63,070)
         Other                                               7,412              (5,416)
                                                        ----------          ----------
                                                       $48,290,666         $50,168,122
                                                        ==========          ==========

         Premiums and policy fees, net of reinsurance ("premiums and policy fees") decreased $3.9 million or 13.6% in the first nine months of 2000 over the first nine months of 1999. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were in this Division in 1999 or the first nine months of 2000, therefore decreases in older acquired policies resulted in a decrease of $4.1 million in the first nine months of 2000 as compared with the first nine months of 1999. Premiums and policy fees related to the Dental Division decreased $0.9 million in the first nine months of 2000 as compared to the same period in 1999, primarily due to the termination of a group life customer effective December 31, 1999. The Financial Institutions Division’s premiums and policy fees increased $1.0 million in the first nine months of 2000 over the first nine months of 1999 due to increased marketing efforts and sales momentum. Premiums and policy fees from the Investment Products Division increased $0.1 million in the first nine months of 2000 over the first nine months of 1999 due to increased annuity sales in New York.

         Net investment income in the first nine months of 2000 increased $2.0 million or 9.0% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

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

         The Company reported an insignificant amount of realized investment losses and other income (loss) in the first nine months of 2000 and 1999.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            Operating Income (Loss) and Income (Loss) Before Income Tax
                                          Nine Months Ended September 30

                                                                               2000                    1999
                                                                               ----                    ----
Operating Income (Loss)1
      Acquisitions                                                          $8,849,749              $9,373,891
      Dental and Consumer Benefits                                             216,544                 137,958
      Financial Institutions                                                   336,201                 480,544
      Investment Products                                                      660,178                (518,496)
      Corporate and Other                                                      152,101                 364,827
                                                                            ----------               ---------
              Total operating income                                        10,214,773               9,838,724
                                                                            ----------               ---------
Realized Investment Losses
      Unallocated Investment Losses                                            (28,070)                (63,070)
                                                                            ----------               ---------
              Total net                                                        (28,070)                (63,070)
                                                                            ----------               ---------
Income (Loss) Before Income Tax
      Acquisitions                                                           8,849,749               9,373,891
      Dental and Consumer Benefits                                             216,544                 137,958
      Financial Institutions                                                   336,201                 480,544
      Investment Products                                                      660,178                (518,496)
      Corporate and Other                                                      152,101                 364,827
      Unallocated Realized Investment Losses                                   (28,070)                (63,070)
                                                                            ----------               ---------
              Total income before tax                                      $10,186,703              $9,775,654
                                                                            ==========               =========
1   Income (loss) before tax excluding realized investment gains and losses.

         Pretax operating income from the Acquisitions Division was $8.8 million in the first nine months of 2000 and $9.4 million in the first nine months of 1999. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the division offsets a portion of the decrease in premiums and policy fees.

         Dental Division pretax earnings were $0.2 million in the first nine months of 2000 and $0.1 million in the first nine months of 1999.

         The Financial Institutions Division’s pretax operating income was $0.3 million for the first nine months of 2000 as compared to $0.5 million in the first nine months of 1999. The decrease was primarily due to higher than expected mortality in the division.

         The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had pretax operating income of $0.7 million in the first nine months of 2000 and a pretax operating loss of $0.5 million in the first nine months in 1999. The 1999 loss was a result of the start-up activities of the Division. In 2000 the Division experienced increase sales which resulted in improved operating results.

         The Corporate and Other segment consists of net investment income and realized investment gains not identified with the preceding operating divisions. Pretax operating income from this segment was $0.2 million in the first nine months of 2000 as compared to $0.4 million in the first nine months of 1999.

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

Net Income

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                             NET INCOME
                                 ------------------------------------
       NINE MONTHS                                        PERCENTAGE
         ENDED                                             INCREASE
      SEPTEMBER 30                  TOTAL                 (DECREASE)
       ----------                 ---------               ----------
       1999                      $7,038,471                 412.8%
       2000                       6,672,291                  (5.2)

        Compared to the same period in 1999, net income in the first nine months of 2000 decreased $0.4 million, reflecting decreases in all divisions and the Corporate and Other segment, and by an increase in the Company’s effective tax rate.

16

PART II

Item 6.                Exhibits and Reports on Form 8-K

      (a)      Exhibit 27 - Financial Data Schedule

                Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	November 14, 2000	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)