Form 10-K
period 2000-12-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2001-03-27
CIK 1050566

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
_____________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2000	333-42425

_____________

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

(Exact name of Registrant as specified in its charter)

Alabama	63-0761690
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (205) 879-9230

_____________

Securities registered pursuant to Section 12(b) of the Act: None

_____________

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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $10.00 Par Value, outstanding as of March 9, 2001: 250,000.

The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction I(2).

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

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

        PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates seven divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental Benefits and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 2000, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisitions Division, the Dental Benefits Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

Item 4.Submission of Matters to a Vote of Security Holders

         Not required in accordance with General Instruction I(2)(c).

PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters

        The Company is a wholly-owned subsidiary of Protective. All of the preferred stock issued by the Company is owned by PLC. Therefore, neither the Company’s common stock nor its preferred stock is publicly traded.

        At December 31, 2000, $96.2 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2001 is estimated to be $12.9 million.

        In 2000, the Company declared and paid a cash dividend on common stock of approximately $12.8 million. In 1999, the Company declared and paid a cash dividend on common stock of $5.0 million. No preferred dividends were paid in either 2000 or 1999. The Company expects to continue to be able to pay cash dividends, subject to its earnings, financial condition and other relevant factors.

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

Revenues

        The following table sets forth revenues by source for the periods shown:

                                                                                   Year Ended                 Percentage
                                                                                   December 31                 Increase
                                                                        --------------------------------      (Decrease)
                                                                           2000                 1999
                                                                        -----------         ------------      -----------

               Premiums and policy fees..........................       $31,205,079          $36,130,966        (13.6)%
               Net investment income.............................        31,692,497           28,714,951         10.4
               Realized investment gains.........................            42,148               89,550        (52.9)
               Other income (loss)...............................            (6,551)              90,289          -
                                                                        ------------         -----------
                                                                        $62,933,173          $65,025,756
                                                                        ============         ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $4.9 million or 13.6% in 2000 as compared to 1999. Premiums and policy fees in the Acquisition Division are expected to decline with time unless new acquisitions are made. There were no new acquisitions made in 2000, therefore resulting in a decrease of $4.8 million. Premiums and policy fees from the Financial Institutions Division were $0.9 million higher in 2000 as compared to 1999 due to increased marketing efforts and sales momentum. Premiums and policy fees related to the Dental Benefits Division decreased $1.1 million in 2000 as compared to 1999, primarily due to the termination of a group life customer effective December 31, 1999. The Investment Products Division experienced a small increase in premiums in 2000 as compared to1999.

        Net investment income for 2000 was $3.0 million or 10.4% higher than for the preceding year primarily due to increases in the average amount of invested assets. The percentage earned on average cash and investments was 6.5% in 2000 and 6.4% in 1999.

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

        The Company maintains an allowance for uncollectible amounts on investments, which totaled $0.5 million at December 31, 2000. There were no additions or reductions to the allowance during 2000. Realized investment gains in 2000 were approximately $27 thousand and realized investment losses were approximately $98 thousand.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                         Operating Income (Loss) and Income (Loss) Before
                                                                 Income Tax Year Ended December 31
                                                        ---------------------------------------------------
                                                                 2000                        1999
                                                        ----------------------          -------------------

                 Operating Income (Loss)(1)
                 Life Insurance
                      Acquisitions........................    $11,605,470                 $12,159,598
                 Specialty Insurance Products
                      Dental Benefits.....................        (77,872)                    489,179
                      Financial Institutions..............        603,586                     910,419
                 Retirement Savings and
                   Investment Products
                      Investment Products.................        870,329                    (714,839)
                 Corporate and Other......................        305,451                     123,278
                                                          -------------------           -----------------
                 Total operating income...................     13,306,964                  12,967,635
                                                          -------------------           -----------------
                 Realized Investment Gains
                 Unallocated Realized Investment Gains....         42,148                      89,550
                                                          -------------------           -----------------
                 Total....................................         42,148                      89,550
                                                          -------------------           -----------------
                 Income (Loss) Before Income Tax
                 Life Insurance
                      Acquisitions........................     11,605,470                  12,159,598
                 Specialty Insurance Products
                      Dental Benefits.....................        (77,872)                    489,179
                      Financial Institutions..............        603,586                     910,419
                 Retirement Savings and
                   Investment Products
                      Investment Products.................        870,329                    (714,839)
                 Corporate and Other......................        305,451                     123,278
                 Unallocated Realized Investment Gains....         42,148                      89,550
                                                             --------------               --------------
                 Total income before
                   income tax.............................    $13,349,112                 $13,057,185
                                                             ==============               ===============

        (1)      Income  before  income  tax  excluding  realized  investment  gains  and  losses  and  related amortization of deferred policy acquisition costs.

        Pretax earnings from the Acquisitions Division decreased $0.6 million in 2000 as compared to 1999. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2000.

        The Dental Benefits Division’s 2000 pretax earnings decreased $0.6 million as compared to 1999 primarily due to the termination of a group life customer effective December 31, 1999.

        The Financial Institutions Division’s 2000 pretax earnings decreased $0.3 million as compared to 1999 primarily due to an unfavorable increase in mortality rates within the Division.

        The Investment Products Division’s 2000 pretax earnings increased $1.6 million primarily due to continued sales momentum and marketing efforts in the state of New York.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax earnings in 2000 increased $0.2 million over 1999, primarily due to increased net investment income on capital.

Income Tax Expense

        The following table sets forth the effective income tax rates for the periods shown:

                           Year Ended                                     Effective Income
                           December 31                                        Tax Rates
                           -----------                                    ----------------
                           2000..................................               34.5%
                           1999..................................               28.0

        Management’s current estimate of the effective income tax rate for 2001 is 34.5%.

Net Income

        The following table sets forth net income for the periods shown:

                                                                                     Net Income
                                                                        ----------------------------------
                                                                                               Percentage
                           Year Ended                                                          Increase
                           December 31                                     Amount              (Decrease)
                           -----------                                  ------------           -----------

                           2000..................................        $8,743,668               (7.0)%
                           1999..................................         9,401,173              289.4

        Net income in 2000 decreased 7.0%, compared to 1999, reflecting improved operating earnings in the Investment Products Division and the Corporate and Other segment, offset by lower operating earnings in the Acquisitions, Financial Institutions and Dental Benefits Divisions and lower realized investment gains.

Recently Issued Accounting Standards

        For information regarding recently issued accounting standards see Note A to the financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Investments

        The Company’s investments in debt securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2000, the Company’s fixed maturity investments (bonds) had a market value of $418.8 million, which is 2.2% below amortized cost (less allowances for uncollectible amounts on investments) of $428.4 million. The Company had $3.2 million in mortgage loans at December 31, 2000. While the Company’s mortgage loans do not have quoted market values, at December 31, 2000, the Company estimates the market value of its mortgage loans to be $3.4 million (using discounted cash flows from the next call date), which is 6.3% above amortized cost.

        The approximate percentage distribution of the Company's fixed maturity investments by quality rating at December 31 is as follows:

Rating                                                                2000                 1999
--------                                                            --------             --------
   AAA....................................................            4.9%                 6.0%
   AA.....................................................            5.6                  4.1
   A......................................................           44.5                 46.8
   BBB....................................................           42.2                 39.9
   BB or Less.............................................            2.8                  3.2
                                                                    --------             --------
                                                                    100.0%               100.0%
                                                                    ========             ========

        At December 31, 1999, the Company's fixed maturity investments had a market value of $366.8 million, which was 4.6% below amortized cost of $384.3 million. The Company estimated the market value of its mortgage loans to be $3.8 million at December 31, 1999, which was 3.0% above amortized cost of $3.7 million.

        The following table sets forth the estimated market values of the Company's fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                                   Estimated Market Values Resulting From An
                                     Immediate 1 Percentage Point Increase
                                               In Interest Rates
                                                                                    Percent
     At December 31, 2000                               Amount                       Change
     -----------------------                        --------------                 ---------
     Fixed maturities...........................     $402,006,412                     (4.0)%
     Mortgage loans.............................        3,294,017                     (2.1)

     At December 31, 1999
     -----------------------                        --------------                  ---------
     Fixed maturities...........................     $351,797,930                     (4.1)%
     Mortgage loans.............................        3,626,456                     (4.4)

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

        At December 31, 2000, the Company had policy liabilities and accruals of $460.4 million. The Company’s life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At December 31, 2000, the Company had $28.1 million of annuity account balances with an estimated fair value of $27.5 million (using surrender value).

        At December 31, 1999, the Company had $12.3 million of annuity account balances with an estimated fair value of $11.9 million.

        The following table sets forth the estimated fair values of the Company’s annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                    Estimated Fair Values Resulting From An
                                     Immediate 1 Percentage Point Decrease
                                               In Interest Rates

                                                                                    Percent
     December 31, 2000                              Amount                           Change
     -----------------------                         ------------                  ---------
     Annuity account balances..................       $28,690,049                     4.3%

     At December 31, 1999
     -------------------------                       -------------                 ---------
     Annuity account balances..................       $12,366,372                     3.7%

        Estimated fair values were derived from the durations of the Company's annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of the Company's stable value and annuity account balances are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        Approximately one-fourth of the Company's liabilities relate to products (primary whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Item 8. Financial Statements and Supplementary Data

Statements of Share-Owners' Equity for the years ended

Financial Statement Schedules:
 Schedule III-- Supplementary Insurance Information...........................................................    28
 Schedule IV-- Reinsurance ...................................................................................    29

      All  other  schedules  to the  financial  statements  required  by  Article 7 of  Regulation  S-X are not required under the related instructions or are inapplicable and therefore have been omitted.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2001

                                 PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                             STATEMENTS OF INCOME

                                                                                           Year Ended December 31
                                                                                -------------------------------------
                                                                                     2000         1999         1998
                                                                                ------------ ------------ -----------

REVENUES
   Premiums and policy fees...............................................      $49,266,966 $ 56,989,060 $ 23,242,432
   Reinsurance ceded......................................................      (18,061,887) (20,858,094) (13,475,288)
                                                                                ------------ ------------ ------------
     Net of reinsurance ceded.............................................       31,205,079   36,130,966    9,767,144
   Net investment income..................................................       31,692,497   28,714,951   10,678,166
   Realized investment gains..............................................           42,148       89,550      127,769
   Other income (loss)....................................................           (6,551)      90,289         (598)
                                                                                ------------ ------------  -----------
                                                                                 62,933,173   65,025,756   20,572,481
                                                                                ------------ ------------  -----------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 2000-$15,454,285;
       1999-$17,399,370;1998-$18,523,397).................................       33,502,040   32,207,147    9,261,000
   Amortization of deferred policy acquisition costs......................        6,765,446    6,835,492    1,711,138
   Other operating expenses (net of reinsurance ceded: 2000-$286,602;
       1999-$291,274; 1998-$247,095)......................................        9,316,575   12,925,932    6,246,819
                                                                                ------------ ------------  ----------
                                                                                 49,584,061   51,968,571   17,218,957
                                                                                ------------ ------------  ----------

INCOME BEFORE INCOME TAX..................................................       13,349,112   13,057,185    3,353,524
                                                                                ------------ -----------   ----------

INCOME TAX EXPENSE
   Deferred...............................................................        4,605,444    3,656,012      938,986
                                                                                ------------  ------------  ---------

NET INCOME................................................................        8,743,668    9,401,173    2,414,538

PREFERRED STOCK DIVIDENDS.................................................                0            0      100,000
                                                                                ------------  ------------  ---------

INCOME AVAILABLE TO COMMON SHARE OWNER....................................      $ 8,743,668 $  9,401,173  $ 2,314,538
                                                                                ============  ============  =========

                                      See notes to financial statements.

                                 PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                BALANCE SHEETS

                                                                                                   December 31
                                                                                       -------------------------------
                                                                                             2000               1999
                                                                                       ------------      -------------
ASSETS
Investments:
    Fixed maturities, at market (amortized cost:2000-$428,392,599; 1999-$384,291,937) $418,756,679       $366,838,300
    Mortgage loans on real estate....................................................    3,215,344          3,683,311
    Investment real estate, net of accumulated depreciation (1999 - $3,750)..........                       1,096,250
    Policy loans.....................................................................   54,465,893         54,824,429
    Short-term investments...........................................................    4,000,000          7,493,877
                                                                                       ------------      -------------
        Total investments............................................................  480,437,916        433,936,167
Cash.................................................................................    1,165,410          4,021,839
Accrued investment income............................................................    8,914,306          7,718,388
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (2000 - $7,000; 1999 - $7,000)...........................................    1,952,449          4,256,931
Reinsurance receivables..............................................................   23,136,896         26,779,589
Deferred policy acquisition costs....................................................  128,228,360        127,792,025
Other assets.........................................................................       27,333             41,731
Assets related to separate accounts
    Variable annuity.................................................................    9,037,035          4,951,159
                                                                                      ------------      -------------
                                                                                      $652,899,705       $609,497,829
                                                                                      ============      =============
LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims............................................... $452,212,971       $445,284,973
     Unearned premiums...............................................................    8,154,233          7,852,424
                                                                                      ------------      -------------
                                                                                       460,367,204        453,137,397
Annuity deposits.....................................................................   28,059,246         12,253,056
Other policyholders' funds...........................................................    5,794,289          5,410,510
Other liabilities....................................................................   21,209,531         18,338,059
Deferred income taxes................................................................    9,063,941            109,523
Liabilities related to separate accounts
     Variable annuity................................................................    9,037,035          4,951,159
                                                                                      ------------      -------------
        Total liabilities............................................................  533,531,246        494,199,704
                                                                                      ------------      -------------

COMMITMENTS AND CONTINGENT LIABILITIES-- NOTE F

SHARE-OWNERS' EQUITY
Preferred Stock, $1.00 par value, shares
    authorized, issued and outstanding:  2,000.......................................        2,000              2,000
Common Stock, $10.00 par value
    Shares authorized: 2000 and 1999 - 500,000
    Shares issued and outstanding: 2000 and 1999 - 250,000...........................    2,500,000          2,500,000
Additional paid-in capital...........................................................  101,386,324        101,386,324
Retained earnings....................................................................   18,748,333         22,754,665
Accumulated other comprehensive income
  Net unrealized losses on investments
    (net of income tax: 2000 - ($1,759,799);1999 - ($6,108,773)) ....................   (3,268,198)       (11,344,864)
                                                                                       ------------      -------------
       Total share-owners' equity....................................................  119,368,459        115,298,125
                                                                                       ------------      -------------
                                                                                      $652,899,705       $609,497,829
                                                                                       ============      =============

                                      See notes to financial statements.

                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                      STATEMENTS OF SHARE-OWNERS' EQUITY

                                                                                                                 Net
                                                                                                              Unrealized
                                                                               Additional                       Gains            Total
                                                     Preferred     Common        Paid-In       Retained      (Losses) On     Share-Owners'
                                                       Stock        Stock        Capital       Earnings      Investments        Equity
                                                   ------------  ----------  -------------   -----------   -------------   ---------------

        Balance, December 31, 1997..............        $2,000   $2,000,000   $  6,200,000   $ 16,538,954        $709,187    $ 25,450,141
                                                                                                                           ---------------
          Net income for 1998...................                                                2,414,538                       2,414,538
          Increase in net unrealized gains on
           investments
           (net of income tax: $4,405,946)......                                                                8,182,472       8,182,472
          Reclassification adjustment for amounts
           included in net income
           (net of income tax: ($44,719)).......                                                                  (83,050)        (83,050)
                                                                                                                             -------------
          Comprehensive income for 1998.........                                                                               10,513,960
                                                                                                                             -------------
          Common stock dividend (50,000 shares).                    500,000                      (500,000)
          Preferred dividends ($50 per share)...                                                 (100,000)                       (100,000)
          Capital contribution from Protective..                                95,374,516                                     95,374,516
                                                   ------------  ----------  -------------   ------------   -------------   ---------------
        Balance, December 31, 1998..............         2,000    2,500,000    101,574,516     18,353,492       8,808,609     131,238,617
                                                                                                                            ---------------
          Net income for 1999...................                                                9,401,173                       9,401,173
          Decrease in net unrealized gains on
           investments
           (net of income tax: ($(10,820,527))..
          Reclassification adjustment for amounts                                                             (20,095,265)    (20,095,265)
            included in net income
           (net of income tax: ($31,342)).......                                                                  (58,208)        (58,208)
                                                                                                                             --------------
          Comprehensive loss for 1999...........                                                                              (10,752,300)
                                                                                                                             --------------
          Reduction in paid in capital..........                                  (188,192)                                      (188,192)
          Common dividends ($20 per share)......                                               (5,000,000)                     (5,000,000)
                                                       -------   -----------  -------------   ------------   -------------   --------------
        Balance, December 31, 1999..............         2,000    2,500,000    101,386,324     22,754,665     (11,344,864)   $115,298,125
                                                                                                                             --------------
          Net income for 2000...................                                                8,743,668                       8,743,668
          Decrease in net unrealized losses on
           investments
           (net of income tax:  $4,363,726).....                                                                8,104,062       8,104,062
          Reclassification adjustment for amounts
           included in net income
           (net of income tax:  ($14,752))......                                                                  (27,396)        (27,396)
                                                                                                                             --------------
          Comprehensive income for 2000.........                                                                               16,820,334
                                                                                                                             --------------
          Common dividends ($51 per share)......                                              (12,750,000)                    (12,750,000)
                                                       -------  -----------  -------------  --------------   -------------   --------------
        Balance, December 31, 2000..............        $2,000   $2,500,000   $101,386,324  $  18,748,333    $ (3,268,198)   $119,368,459
                                                       =======  ===========  =============  ==============   =============   ==============

                                      See notes to financial statements.

                                 PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                           STATEMENTS OF CASH FLOWS

                                                                                                         December 31
                                                                                         -------------------------------------------
                                                                                             2000          1999            1998
                                                                                         ------------    -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.........................................................................$   8,743,668    $ 9,401,173   $  2,414,538
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment(gains)......................................................      (42,148)       (89,550)      (127,769)
       Amortization of deferred policy acquisition costs...............................    6,765,446      6,835,492      1,711,138
       Capitalization of deferred policy acquisition costs.............................   (2,593,858)    (1,352,066)      (783,304)
       Deferred income taxes...........................................................    4,605,444      3,656,012        938,986
       Interest credited to universal life and investment products.....................   33,753,870     18,114,354      2,422,680
       Policy fees assessed on universal life and investment products..................  (37,777,093)   (18,758,319)    (1,004,958)
       Change in accrued investment income and other receivables.......................    4,751,257     (8,078,299)   (19,671,587)
       Change in policy liabilities and other policyholder funds of traditional life and
            health products............................................................    3,848,851    (12,255,924)    12,188,685
       Change in other liabilities.....................................................    2,871,472     10,396,783     (1,023,377)
       Other (net).....................................................................      432,557         14,237         14,841
                                                                                         ------------    -----------   -------------
Net cash provided by (used in) operating activities....................................   25,359,466      7,883,893     (2,920,127)
                                                                                         ------------    -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reduction of investments:
       Investments available for sale..................................................  401,392,138    256,525,416  1,164,896,631
       Other...........................................................................      845,893      2,701,003      3,018,788
    Sale of investments:
       Investments available for sale..................................................   11,251,538     17,961,720    210,129,485
       Other...........................................................................    1,197,324                       435,000
    Cost of investments acquired:
       Investments available for sale.................................................. (453,746,936)  (301,844,318)(1,371,845,622)
                                                                                         ------------    -----------   -------------
Net cash (used in) provided by investing activities....................................  (39,060,043)   (24,656,179)     6,634,282
                                                                                         ------------    -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners..........................................................  (12,750,000)    (5,000,000)      (100,000)
    Investment product deposits and change in universal life deposits..................   47,248,477     36,600,618      7,980,628
    Investment product withdrawals.....................................................  (23,654,329)   (10,806,493)   (13,812,984)
                                                                                         ------------    -----------   -------------
Net cash provided by (used in) financing activities....................................   10,844,148     20,794,125     (5,932,356)
                                                                                         ------------    -----------   -------------

INCREASE (DECREASE) IN CASH............................................................   (2,856,429)     4,021,839     (2,218,201)
CASH AT BEGINNING OF YEAR..............................................................    4,021,839              0      2,218,201
                                                                                         ------------    -----------   -------------
CASH AT END OF YEAR....................................................................$   1,165,410   $  4,021,839    $         0
                                                                                         ============    ===========   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
    Cash paid during the year:
       Income taxes....................................................................$           0   $          0    $   350,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisitions and bulk reinsurance assumptions:
       Assets acquired.................................................................                             $  247,894,180
       Liabilities assumed.............................................................                               (380,405,180)
                                                                                                                    ---------------
       Net.............................................................................                             $ (132,511,000)
                                                                                                                    ===============

                                      See notes to financial statements.
PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

Note A-- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying financial statements of Protective Life and Annuity Insurance Company ("the Company") are prepared on the basis of accounting principles generally accepted in the United States of America. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note B.)

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

NATURE OF OPERATIONS

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, and other factors.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," and Statement of Position 98-1, "Accounting for the Costs of Computer software Developed or Obtained for Internal Use," and Statement of Positions 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments" issued by the American Institute of Certified Public Accountants. The adoption of these accounting standards did not have a material effect on the Company's financial statements.

        The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, SFAS No. 133 (as amended by SFAS Nos. 137 and 138) requires the Company to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners' equity until the hedged item is recognized in net income. The fair value of derivatives increases or decreases as interest rates and general economic conditions change. The adoption of SFAS No. 133 on January 1, 2001, will result in a cumulative after-tax charge to net income of approximately $0.3 million and a cumulative after-tax increase to other comprehensive income of approximately $0.3 million in the first quarter of fiscal 2001. The adoption will also impact assets and liabilities recorded on the balance sheet. Prospectively, the adoption may introduce volatility into the Company's reported net income and other comprehensive income depending on future market conditions and the Company's hedging activities.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards of accounting for securitizations and other transfers of financial assets. The statement is effective for recognition and reclassification of collateral relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

INVESTMENTS

        The Company has classified all of its investments in fixed maturities and short-term investments as "available for sale."

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

        • Fixed maturities (bonds and redeemable preferred stocks) — at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

        • Mortgage loans — at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

        • Investment real estate — at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

        •Policy loans— at unpaid balances.

        • Short-term investments — at cost, which approximates current market value.

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

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                          2000               1999
                                                                     -------------       -----------

           Total investments.....................................     $490,073,836       $451,389,804
           Deferred policy acquisition costs.....................      123,620,437        127,792,025
           All other assets......................................       44,233,429         47,769,637
                                                                    --------------      -------------
                                                                      $657,927,702       $626,951,466
                                                                    ==============      =============

           Deferred income taxes.................................     $ 10,823,740       $  6,218,296
           All other liabilities.................................      524,467,305        494,090,181
                                                                    --------------      -------------
                                                                       535,291,045        500,308,477
           Share-owners' equity..................................      122,636,657        126,642,989
                                                                    --------------      -------------
                                                                      $657,927,702       $626,951,466
                                                                    ==============      =============

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

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are being amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company's universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8.0%. The unamortized present value of future profits was approximately $119.8 million and $125.6 million at December 31, 2000 and 1999, respectively. During 2000, $5.8 million of present value of future profits was amortized. No amounts were capitalized during 2000. During 1999, $6.4 million of present value of future profits was amortized and $0.8 million was capitalized.

SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying financial statements.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUES AND BENEFITS EXPENSE

        Traditional Life, Health, and Credit Insurance Products — Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions are graded and range from 2.5 to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims is summarized as follows:

                                                                             2000           1999          1998
                                                                        -----------     ----------      ---------

           Balance beginning of year................................    $ 9,557,627     $4,089,659     $3,724,904
               Less reinsurance.....................................      4,924,705        494,064        203,199
                                                                        -----------     -----------     ----------

           Net balance beginning of year............................      4,632,922      3,595,595      3,521,705
                                                                        -----------     -----------     ----------

           Incurred related to:
           Current year.............................................     11,780,396     10,485,712      7,178,869
           Prior year...............................................       (213,798)      (501,227)      (173,472)
                                                                        ------------    -----------     ----------
               Total incurred.......................................     11,566,598      9,984,485      7,005,397
                                                                        ------------    -----------     ----------

               Acquisitions and reserve transfers...................                       338,940

           Paid related to:
           Current year.............................................      9,504,618      8,999,287      5,904,526
           Prior year...............................................      1,276,856        286,811      1,026,981
                                                                        ------------   ------------     ----------
               Total paid...........................................     10,781,474      9,286,098      6,931,507
                                                                        ------------   ------------     ----------

           Net balance end of year..................................      5,418,046      4,632,922      3,595,595
               Plus reinsurance.....................................      1,954,392      4,924,705        494,064
                                                                        -----------    ------------     ----------
           Balance end of year......................................    $ 7,372,438     $9,557,627     $4,089,659
                                                                        ===========    ============    ===========

        Universal Life and Investment Products — Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.6% to 9.4% in 2000.

        The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

        The Company uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are provided for temporary differences between financial and taxable earnings; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) agents’ debit balances and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost.

        The reconciliations of net income and share-owners’ equity prepared in conformity with statutory reporting practices to that reported in the accompanying financial statements are as follows:

                                                      Net Income                           Share-Owners' Equity
                                        ----------------------------------------------------------------------------------

                                                2000       1999        1998             2000       1999          1998
                                        -------------- ------------  ----------    ------------  ----------- -----------

In conformity with statutory reporting
   practices:                              $13,006,859 $12,659,788 $ 5,365,091     $ 31,878,162 $ 32,146,507 $ 26,256,416
   Additions (deductions) by adjustment:
      Deferred policy acquisition costs,
        net of amortization...............  (4,700,240) (6,133,391) (1,711,138)     128,228,360  127,792,025  133,275,451
      Deferred income tax.................  (4,605,444) (3,656,012)   (938,986)      (9,063,941)    (109,523)  (7,305,381)
      Asset Valuation Reserve.............                                            2,797,912    2,051,489    1,334,584
      Interest Maintenance Reserve........     118,604      93,585     (82,982)         247,870      366,474      460,059
      Nonadmitted items...................                                               25,902       26,068       15,671
      Other timing and valuation
         adjustments......................   4,923,889   6,437,203    (217,447)     (34,745,806) (46,974,915) (22,798,183)
                                        --------------- -----------  -----------   ------------- ------------ ------------
In conformity with generally accepted
   accounting principles                   $ 8,743,668 $ 9,401,173 $ 2,414,538     $119,368,459 $115,298,125 $131,238,617
                                        =============== ==========  ============   ============= ============ ============

        As of December 31, 2000, the Company had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $7.5 million.

        The National Association of Insurance Commissioners has adopted the Codification of Statutory Accounting Principles (Codification). Codification changes current statutory accounting rules in several areas and is effective January 1, 2001. Although the Company has not estimated the potential effect, it does not believe Codification will have a material effect on the financial position, results of operations, or liquidity of the Company.

Note C-- INVESTMENT OPERATIONS

Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                        2000         1999           1998
                                                                 -------------  ------------   ------------

            Fixed maturities...................................   $28,814,204    $25,258,034   $  7,525,336
            Mortgage loans.....................................       314,376         89,178        952,437
            Investment real estate............................        211,521         15,713         72,318
            Policy loans......................................      3,625,750      4,362,037        656,623
            Other, principally short-term investments..........       556,879        458,761      2,083,693
                                                                  ------------  ------------   -------------
                                                                   33,522,730     30,183,723     11,290,407
            Investment expenses...............................     (1,830,233)    (1,468,772)      (612,241)
                                                                 -------------  ------------   -------------
                                                                  $31,692,497    $28,714,951   $ 10,678,166
                                                                 =============  ============   =============
Note C-- INVESTMENT OPERATIONS ( Continued)

Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                       2000           1999          1998
                                                                   -----------   ------------    -----------

            Fixed maturities....................................    $ (70,176)     $ 194,374      $  87,677
            Mortgage loans and other investments................      112,324       (104,824)        40,092
                                                                   ----------   ------------     -----------
                                                                    $  42,148      $  89,550      $ 127,769
                                                                   ===========   ============    ===========

The Company recognizes certain permanent impairments through charges to an allowance for uncollectible amounts on investments. The allowance totaled $500,000 at December 31, 2000 and 1999. Additions and reductions to the allowance are included in realized investment gains (losses). There were no such additions/reductions to the allowance in 2000 or 1999. Without such additions/reductions, the Company had net realized investment gains of $627,769 in 1998.

In 2000, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were approximately $27,500 and gross losses were approximately $97,700. In 1999, gross gains were approximately $298,700 and gross losses were approximately $104,300. In 1998, gross gains were approximately $600,000 and gross losses were approximately $500,000.

The amortized cost and estimated market values of the Company’s investments classified as available for sale at December 31 are as follows:

                                                                              Gross           Gross         Estimated
                                                              Amortized     Unrealized     Unrealized        Market
      2000                                                      Cost           Gains         Losses          Values
    ----------                                               -------------   ------------   ------------    -----------

      Fixed maturities:
         Bonds:
             Mortgage-backed securities..................  $    4,979,867   $   125,349   $          0  $   5,105,216
              United States Government and
              authorities.................................      8,108,623       229,091          2,534      8,335,180
              States, municipalities, and
              political subdivisions......................      3,035,053        26,882              0      3,061,935
              Public utilities............................     68,417,417       811,070      1,404,149     67,824,338
              Convertibles and bonds with
              warrants....................................        689,811             0        152,561        537,250
              All other corporate bonds...................    343,161,828     3,187,729     12,456,797    333,892,760
                                                           ---------------   ------------   -----------   -----------
                                                              428,392,599     4,380,121     14,016,041    418,756,679
      Short-term investments..............................      4,000,000             0              0      4,000,000
                                                           ---------------   ------------   -----------  ------------
                                                           $  432,392,599   $ 4,380,121   $ 14,016,041  $ 422,756,679
                                                           ===============   ============   ===========  ============

                                                                               Gross         Gross          Estimated
                                                                Amortized     Unrealized     Unrealized      Market
      1999                                                      Cost           Gains         Losses          Values
      ----------                                           ---------------   ------------   ------------  -----------

      Fixed maturities:
         Bonds:
              Mortgage-backed securities.................  $   6,008,883    $   74,844    $    34,384   $  6,049,343
              United States Government and
              authorities................................     10,206,255        52,292        238,867     10,019,680
              States, municipalities, and
             political subdivisions......................      3,056,009             0         26,039      3,029,970
              Public utilities...........................     54,683,099       120,250      2,193,490     52,609,859
             Convertibles and bonds with
             warrants....................................        694,978             0        155,978        539,000
             All other corporate bonds...................    309,642,713        71,357     15,123,622    294,590,448
                                                           ---------------  ------------  ------------  ------------
                                                             384,291,937       318,743     17,772,380    366,838,300
      Short-term investments.............................      7,493,877             0              0      7,493,877
                                                           ---------------  ------------  ------------  -------------
                                                           $ 391,785,814    $  318,743    $17,772,380   $374,332,177
                                                           ===============  ============  ============  =============
Note C-- INVESTMENT OPERATIONS (Continued)

        The amortized cost and estimated market value of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                                   Estimated
                                                               Amortized             Market
                                                                 Cost                Values
                                                           ---------------       --------------
      2000
   ------------
   Due in one year or less..........................        $  22,378,168      $   22,297,943
   Due after one year through five years............          242,691,368         241,833,504
   Due after five years through ten years...........           96,301,480          93,244,384
   Due after ten years..............................           67,021,583          61,380,848
                                                           ---------------       --------------
                                                            $ 428,392,599      $  418,756,679
                                                           ===============       ==============

                                                                                   Estimated
                                                               Amortized            Market
                                                                 Cost               Values
                                                           ---------------       --------------
      1999
   ------------
   Due in one year or less..........................        $  11,793,662      $    11,745,441
   Due after one year through five years............          188,297,459          184,541,652
   Due after five years through ten years...........          117,246,221          110,568,151
   Due after ten years..............................           66,954,595           59,983,056
                                                           ----------------      --------------
                                                            $ 384,291,937      $   366,838,300
                                                           ================      ==============

        At December 31, 2000 and 1999, the Company had bonds which were rated less than investment grade of $11.6 million and $11.9 million, respectively, having an amortized cost of $13.7 million and $12.7 million, respectively. Approximately $53.8 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax on fixed maturities for the years ended December 31 is summarized as follows:

                                                                2000          1999          1998
                                                              --------       -------       --------

Fixed maturities.......................................      $5,081,516    $(20,153,473)   $8,099,422

        At December 31, 2000, all of the Company’s mortgage loans were commercial loans of which 61% were retail, 38% were office buildings, and 1% other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. All of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Tennessee, Alabama, Florida, Colorado, Texas and Arkansas.

        Some of the mortgage loans have call provisions. Assuming these loans are called at their next call dates, approximately $0.2 million would become due in 2001.

        At December 31, 2000, the average mortgage loan was $0.3 million, and the weighted average interest rate was 8.4%. The largest single mortgage loan was $1.3 million.

        At December 31, 2000, the Company’s problem mortgage loans (over ninety days past due) and foreclosed properties totaled less than $0.1 million. At December 31, 1999, the Company’s problem mortgage loans and foreclosed properties totaled $1.1 million. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company’s evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

        Policy loan interest rates generally range from 4.0% to 8.0%.

Note D-- FEDERAL INCOME TAXES

        The Company’s effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                                2000         1999          1998
                                                                               -------      --------      -------
Statutory federal income tax rate applied to pretax income............          35.0%        35.0%         35.0%
Tax-exempt interest...................................................                       (0.2)         (4.0)
Other adjustments.....................................................          (0.5)        (6.8)         (3.0)
                                                                               -------      --------      -------
Effective income tax rate.............................................          34.5%        28.0%         28.0%
                                                                               =======      ========      =======

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                            2000            1999           1998
                                                                        -------------  ------------   -------------
Deferred policy acquisition costs..................................... $    6,202,088   $ 5,095,750    $ 14,616,912
Benefit and other policy liability changes............................     (3,129,276)      395,046     (11,991,104)
Temporary differences of investment income............................      1,532,632    (1,834,784)        398,620
Other items...........................................................          -                 -      (2,085,442)
                                                                        -------------  ------------   --------------
                                                                       $    4,605,444   $ 3,656,012    $    938,986
                                                                        =============  ============   ==============

The components of the Company’s net deferred income tax liability as of December 31 were as follows:

                                                                      2000             1999
                                                                   ----------       ---------

      Deferred income tax assets:
           Policy and policyholder liability reserves..........    $15,126,970      $11,997,694
           Unrealized loss on investments......................      1,528,259        7,409,865
                                                                --------------     ------------
                                                                    16,655,229       19,407,559
                                                                ==============     ============
      Deferred income tax liabilities:
           Deferred policy acquisition costs...................     25,719,170       19,517,082
                                                                --------------     ------------
                                                                    25,719,170       19,517,082
                                                                --------------     ------------
           Net deferred income tax liability...................   $  9,063,941    $     109,523
                                                                ==============     ============

        The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2000 and 1999 no amounts were payable to PLC for income tax liabilities.

Note E-- RECENT ACQUISITIONS

        In October 1998, the Company coinsured a block of life insurance policies from Lincoln National Corporation. In September 1999, the Company recaptured a block of credit life and disability policies which it had previously ceded.

        These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since the effective dates of the agreements.

Note F-- COMMITMENTS AND CONTINGENT LIABILITIES

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

Note F-- COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation, or alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note G-- SHARE-OWNERS' EQUITY AND RESTRICTIONS

        Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 2000, approximately $96.6 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2001 is estimated to be $12.9 million.

Note H-- PREFERRED STOCK

        Prior to November 1998, the Company’s preferred stock had a provision for an annual minimum cumulative dividend, when and if declared, of $50.00 per share, and additional dividends to the extent the Company’s statutory earnings for the immediately preceding year exceeded $1.0 million. The minimum dividend and any accumulation was to be paid before any dividend on any other class of capital stock was paid. The additional dividends were noncumulative and were in preference to any other dividend on any other class of capital stock. Dividends of $100,000 were declared and paid in 1998 on the preferred stock. Effective November 3, 1998, the Company’s articles of incorporation were amended such that the provision for an annual minimum cumulative dividend was removed. No preferred dividends were paid in either 2000 or 1999.

Note I-- RELATED PARTY MATTERS

        The Company has no employees; therefore, the Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $7.8 million in 2000, $6.3 million in 1999, and $1.2 million in 1998.

        Receivables from and payables to related parties consisted of receivables from and payables to affiliates under control of PLC in the amount of a $1,666,742 payable at December 31, 2000 and a $5,582,845 receivable at December 31, 1999. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Protective and the Company entered into a guaranty agreement on October 27, 1993, whereby Protective guaranteed the payment of all insurance policy claims made by the holders or beneficiaries of any of the Company’s policies which were issued after the date of the guaranty agreement in accordance with the terms of said policies. Total liabilities for policies covered by this agreement were $43.9 million and $10.2 million at December 31, 2000 and 1999, respectively.

Note I-- RELATED PARTY MATTERS (Continued)

        Protective and the Company also entered into a guaranty agreement on December 31, 1995, whereby Protective guaranteed that the Company will perform all of the obligations of Protective pursuant to the terms and conditions of an indemnity coinsurance agreement between Protective and an unaffiliated life insurance company. Total liabilities related to this coinsurance agreement were $10.4 million and $10.3 million at December 31, 2000 and 1999, respectively.

Note J-- OPERATING SEGMENTS

        PLC, through its subsidiaries, operates divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. Each division has a senior officer of Protective responsible for its operations. A division is generally distinguished by products and/or channels of distribution. A brief description of each division the Company operates in follows.

Life Insurance

        The Acquisitions Division focuses on acquiring, converting, and servicing policies acquired from other companies. The Division’s primary focus is on life insurance policies sold to individuals.

Specialty Insurance Products

        The Dental Benefits Division’s primary focus is on indemnity and prepaid dental products.

        The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also offers automobile and recreational marine extended service contracts.

Retirement Savings and Investment Products

        The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division’s sales force.

Corporate and Other

        The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions above (including net investment income on unallocated capital).

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

Note J-- OPERATING SEGMENTS (Continued)

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the reclassification and tax effecting of pretax minority interest, and the recognition of income tax expense. There are no asset adjustments.

                                                      Dental      Financial   Investment     Corporate
Operating Segment Income              Acquisitions    Benefits   Institutions  Products      and Other  Adjustments(1)   Total
-------------------------            -------------  -----------  ------------  -----------  -----------  ------------- ------------

2000
----
Premiums and policy fees, net.......  $27,443,897   $   647,946    $2,997,130 $   116,106                             $31,205,079
Net investment income...............   29,275,899         6,049       628,572   1,416,117  $    365,860                31,692,497
Realized investment gains...........                                                                    $    42,148        42,148
Other income (loss).................       (4,486)                                 (2,065)                                 (6,551)
                                     -------------  -----------  ------------  -----------  -----------  ------------- -----------
        Total revenues..............   56,715,310       653,995     3,625,702   1,530,158       365,860      42,148    62,933,173
                                     -------------  -----------  ------------  -----------  -----------  ------------- -----------
Benefits and settlement expenses....   29,247,353       737,005     2,250,237   1,267,445                              33,502,040
Amortization of deferred policy
        acquisition costs...........    5,871,420                     714,278     179,748                               6,765,446
Other operating expenses............    9,991,067        (5,138)       57,601    (787,364)       60,409                 9,316,575
                                     -------------  -----------  ------------  -----------  -----------  ------------- -----------
        Total benefits and expenses.   45,109,840       731,867     3,022,116     659,829        60,409                49,584,061
                                     -------------  -----------  ------------  -----------  -----------  ------------- -----------
Income before income tax............   11,605,470       (77,872)      603,586     870,329       305,451      42,148    13,349,112
Income tax expense..................                                                                      4,605,444     4,605,444
                                                                                                        ------------- -----------
Net income   .......................                                                                                  $ 8,743,668
                                                                                                                      ===========

1999
----
Premiums and policy fees, net.......  $32,290,715    $1,750,639    $2,059,410 $    30,202                             $36,130,966
Net investment income...............   27,604,825       442,048       269,670     250,000 $   148,408                  28,714,951
Realized investment gains...........                                                                    $    89,550        89,550
Other income  (loss)................       (8,718)                     89,757       9,250                                  90,289
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
        Total revenues..............   59,886,822     2,192,687     2,418,837     289,452     148,408        89,550    65,025,756
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
Benefits and settlement expenses....   29,333,105     1,657,675       974,013     242,354                              32,207,147
Amortization of deferred policy
        acquisition costs...........    6,334,661                     500,831                                           6,835,492
Other operating expenses............   12,059,458        45,833        33,574     761,937      25,130                  12,925,932
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
        Total benefits and expenses.   47,727,224     1,703,508     1,508,418   1,004,291      25,130                  51,968,571
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
Income before income tax............   12,159,598       489,179       910,419    (714,839)    123,278        89,550    13,057,185
Income tax expense..................                                                                      3,656,012     3,656,012
                                                                                                       -------------  -----------
Net income   .......................                                                                                  $ 9,401,173
                                                                                                                      ===========
1998
-----
Premiums and policy fees, net....... $  7,414,597    $1,503,364   $   848,682 $       501                             $ 9,767,144
Net investment income...............   11,071,366       718,492       136,472             $(1,248,164)                 10,678,166
Realized investment gains...........                                                                    $   127,769       127,769
Other income (loss).................                                                 (598)                                   (598)
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
        Total revenues..............   18,485,963     2,221,856       985,154         (97) (1,248,164)      127,769    20,572,481
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
Benefits and settlement expenses....    7,594,508     1,340,838       316,900       8,754                               9,261,000
Amortization of deferred policy
        acquisition costs...........    1,535,385                     175,753                                           1,711,138
Other operating expenses............    5,947,115       144,257       105,307      50,140                               6,246,819
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
        Total benefits and expenses.   15,077,008     1,485,095       597,960      58,894                              17,218,957
                                    -------------   -----------  ------------  -----------  ----------  ------------- -----------
Income before income tax............    3,408,955       736,761       387,194     (58,991) (1,248,164)      127,769     3,353,524
Income tax expense..................                                                                        938,986       938,986
                                                                                                        -------------  ----------
Net income   .......................                                                                                  $ 2,414,538
                                                                                                                       ==========

(1) Adjustments  represent the inclusion of unallocated  realized investment gains (losses) and the recognition of income tax expense.  There are no asset adjustments.

Note J-- OPERATING SEGMENTS (continued)
                                                      Dental      Financial     Investment      Corporate
                                      Acquisitions    Benefits  Institutions      Products      and Other     Total
                                      ------------  -----------  ------------   ------------   ------------  ----------

Operating Segment Assets
2000
-----
Investments and other assets........  $453,999,198   $4,034,632   $11,462,251   $ 25,799,102  $29,376,162   $524,671,345
Deferred policy acquisition costs...   124,984,368                  1,596,654      1,647,338                 128,228,360
                                     -------------  -----------  ------------   ------------  -----------   ------------
Total assets .......................  $578,983,566   $4,034,632   $13,058,905   $ 27,446,440  $29,376,162   $652,899,705
                                     =============  ===========  ============   ============  ===========   ============

1999
-----
Investments and other assets........  $424,265,907   $3,871,844   $11,815,617   $  9,812,824  $31,939,612   $481,705,804
Deferred policy acquisition costs...   126,247,865                  1,544,160                                127,792,025
                                     -------------   ----------   -----------   ------------  -----------   ------------
Total assets .......................  $550,513,772   $3,871,844   $13,359,777   $  9,812,824  $31,939,612   $609,497,829
                                     =============   ==========   ===========   ============  ===========   ============

1998
Investments and other assets........  $434,928,613   $6,642,241   $ 2,658,668   $    774,504  $26,350,089   $471,354,115
Deferred policy acquisition costs...   132,582,526                    692,925                                133,275,451
                                     -------------   ----------  ------------   ------------  -----------   ------------
Total assets .......................  $567,511,139   $6,642,241   $ 3,351,593   $    774,504  $26,350,089   $604,629,566
                                     =============   ==========  ============   ============  ===========   ============
Note K-- REINSURANCE

        The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company’s new life insurance and credit insurance sales is being reinsured. The Company reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        The Company has reinsured approximately $5.3 billion, $5.8 billion, and $7.6 billion in face amount of life insurance risks with other insurers representing $17.4 million, $20.1 million, and $12.6 million of premium income for 2000, 1999, and 1998, respectively. The Company has also reinsured accident and health risks representing $0.7 million, $0.8 million, and $0.9 million of premium income for 2000, 1999, and 1998, respectively. In 2000 and 1999, policy and claim reserves relating to insurance ceded of $21.2 million and $21.9 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2000 and 1999, the Company had paid $2.0 million and $4.9 million, respectively, of ceded benefits which are recoverable from reinsurers.

        Approximately 58% and 60% of the reinsurance receivable balances at December 31, 2000 and 1999, respectively, relate to one insurance company rated “A+” (Superior) by the A. M. Best Company, an independent rating organization.

Note L-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of the Company’s financial instruments at December 31 are as follows:

                                                             2000                               1999
                                              --------------------------------      ----------------------------

                                                               Estimated                            Estimated
                                                   Carrying       Fair                Carrying         Fair
                                                    Amount       Values               Amount          Values
                                                ----------     --------------        -----------    -----------
Assets (see Notes A and C):
Investments:
     Fixed maturities...................      $418,756,679      $418,756,679        $366,838,300    $366,838,300
     Mortgage loans on real estate......         3,215,344         3,364,675           3,683,311       3,793,364
     Short-term investments.............         4,000,000         4,000,000           7,493,877       7,493,877
Cash ..................................          1,165,410         1,165,410           4,021,839       4,021,839
Liabilities (see Note A):
     Annuity deposits...................        28,059,246        27,507,238          12,253,056      11,925,142

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

                              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

---------------------------------------------------------------------------------------------------------------------------------------------------
       COL. A              COL. B       COL. C          COL. D       COL. E        COL. F       COL. G       COL. H       COL. I        COL. J
---------------------------------------------------------------------------------------------------------------------------------------------------

                                        Future                       Annuity                                            Amortization
                           Deferred      Policy                      Deposits     Premiums                  Benefits   of Deferred
                            Policy       Benefits                  and Other        and         Net           and        Policy         Other
                          Acquisition      and          Unearned   Policyholders'  Policy    Investment    Settlement   Acquisition   Operating
    Segment                  Costs       Claims         Premiums       Funds        Fees      Income (1)    Expenses      Costs       Expenses (1)
------------              ------------  ------------   -----------  ------------  --------  ------------  -----------  ------------  ------------

Year Ended
December 31, 2000:
Life Insurance
   Acquisitions......     $124,984,368  $447,949,295  $   50,335 $  4,925,125   $27,443,897   $29,275,899   $29,247,353   $5,871,420 $  9,991,067
Specialty Insurance Products
   Dental Benefits...                 0       607,136       2,665    3,424,830       647,946         6,049       737,005            0       (5,138)
   Financial Institutions    1,596,654     3,037,218   8,101,233      323,800     2,997,130       628,572     2,250,237      714,278       57,601
Retirement Savings and
    Investment Products
   Investment Products       1,647,338       619,322           0   25,179,780       116,106     1,416,117     1,267,445      179,748     (787,364)
Corporate and Other..                0             0           0            0             0       365,860             0            0       60,409
                         -------------  ------------  ----------  -----------   -----------   -----------   -----------   ---------- ------------
        TOTAL........     $128,228,360  $452,212,971  $8,154,233  $33,853,535   $31,205,079   $31,692,497   $33,502,040   $6,765,446 $  9,316,575
                         =============  ============  ==========  ============  ===========   ===========   ===========   ==========  ===========
Year Ended
December 31, 1999:
Life Insurance
   Acquisitions......     $126,247,865  $440,688,572  $   54,704  $ 4,730,918   $32,290,715   $27,604,825   $29,333,105   $6,334,661 $ 12,059,458
Specialty Insurance Products
   Dental Benefits...                0       105,162       1,242    3,441,818     1,750,639       442,048     1,657,675            0       45,833
   Financial Institutions    1,544,160     4,086,816   7,796,478       18,864     2,059,410       269,670       974,013      500,831       33,574
Retirement Savings and
    Investment Products
   Investment Products               0       404,423           0    9,471,966        30,202       250,000       242,354            0      761,937
Corporate and Other..                0             0           0            0             0       148,408             0            0       25,130
                          ------------  ------------  ----------  -----------   -----------   -----------   -----------   ----------  -----------
        TOTAL........     $127,792,025  $445,284,973  $7,852,424  $17,663,566   $36,130,966   $28,714,951   $32,207,147   $6,835,492 $ 12,925,932
                          ============  ============  ==========  ===========   ===========   ===========   ===========   ==========  ===========

Year Ended
December 31, 1998:
Life Insurance
   Acquisitions......     $132,582,526  $439,215,364  $   54,170 $ 8,600,060    $ 7,414,597   $11,071,366   $ 7,594,508  $1,535,385  $5,947,115
Specialty Insurance Products
   Dental Benefits...                0       172,903         189   6,445,537      1,503,364       718,492     1,340,838           0     144,257
   Financial Institutions      692,925       213,835   2,432,918           0        848,682       136,472       316,900     175,753     105,307
Retirement Savings and
    Investment Products
   Investment Products               0       240,000           0     531,751            501             0         8,754           0      50,140
Corporate and Other..                0             0           0           0              0    (1,248,164)            0           0           0
                         -------------  ------------ ----------- -----------   ------------   ------------  -----------  ----------- ----------
        TOTAL........     $133,275,451  $439,842,102 $ 2,487,277 $15,577,348    $ 9,767,144   $10,678,166   $ 9,261,000  $1,711,138  $6,246,819
                         =============  ============ =========== ===========   ============   ============  ===========  =========== ==========

(1) Allocations of Net Investment Income and Other Operating  Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                                           SCHEDULE IV - REINSURANCE
                                 PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

-------------------------------------------------------------------------------------------------------------------------------------
                COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
-------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Percentage
                                                                            Ceded to         Assumed                      of Amount
                                                              Gross           Other         from Other       Net            Assumed
                                                              Amount        Companies       Companies       Amount          to Net
                                                          ------------    ------------    -------------   -----------    ------------

Year Ended December 31, 2000:
   Life insurance in force(1)........................      $   324,167     $ 5,287,046      $ 6,600,096   $  1,637,217       403.1%
                                                          =============   =============     ===========   ============      ========

Premiums and policy fees:
   Life insurance....................................      $ 4,472,372     $17,343,933      $41,747,694   $ 28,876,133       144.6%
   Accident and health insurance.....................        3,042,534         717,954            4,366      2,328,946         0.2%
                                                          ------------    ------------      -----------   ------------
       TOTAL.........................................      $ 7,514,906     $18,061,887      $41,752,060   $ 31,205,079
                                                          ============    ============      ===========   ============

Year Ended December 31,1999:
   Life insurance in force(1)........................      $   308,419     $ 5,833,675      $ 7,260,439   $  1,735,183       418.4%
                                                          ============     ===========      ===========   ============     =========

Premiums and policy fees:
   Life insurance....................................      $ 7,207,635     $20,061,073      $47,053,071   $ 34,199,633       137.6%
   Accident and health insurance.....................        2,698,776         797,021           29,578      1,931,333         1.5%
                                                          ------------     -----------      -----------   ------------
       TOTAL.........................................      $ 9,906,411     $20,858,094      $47,082,649   $ 36,130,966
                                                          ============     ===========      ===========   ============

Year Ended December 31,1998:
   Life insurance in force(1)........................      $   282,231     $ 7,575,418      $ 7,914,524   $    621,337     1,273.8%
                                                           ===========     ===========      ===========   ============     =========

Premiums and policy fees:
  Life insurance....................................       $ 4,195,074     $12,616,610      $17,462,742   $  9,041,206       193.1%
  Accident and health insurance......................        1,542,679         858,678           41,937        725,938         5.8%
                                                           -----------     -----------      -----------   ------------
       TOTAL.........................................      $ 5,737,753     $13,475,288      $17,504,679   $  9,767,144
                                                           ===========     ===========      ===========   ============

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The following documents are filed as part of this report:

      1.  Financial Statements (Item 8)

      2.  Financial Statement Schedules (see index annexed)

      3.  Exhibits:

        The exhibits listed in the Exhibit Index on page 32 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

        (b) Reports on Form 8-K:

        None

                                                SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly  authorized,  in the City of
Birmingham, State of Alabama on March 27, 2001.

                                                                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                                      By:  /s/ WAYNE E. STUENKEL
March 27, 2001                                                                 President

    Pursuant to the  requirements  of Section 13 of the Securities  Exchange Act of 1934,  this report has been signed by the following persons in the capacities and on the dates indicated:

                   Signature                                            Title                    Date

(i)   Principal Executive Officer
      /s/       WAYNE E. STUENKEL                                    President and               March 27, 2001
                 Wayne E. Stuenkel                                       Director

(ii)  Principal Accounting Officer
      /s/           JERRY W. DEFOOR                        Vice President and Controller,        March 27, 2001
                    Jerry W. DeFoor                         and Chief Accounting Officer

(iii) Board of Directors:

      *                                                                 Director                 March 27, 2001
                    Drayton Nabers, Jr.

      *                                                                 Director                 March 27, 2001
                    John D. Johns

      *                                                                 Director                 March 27, 2001
                    Richard J. Bielen

      *                                                                 Director                 March 27, 2001
                    R. Stephen Briggs

      *                                                                 Director                 March 27, 2001
                    Carolyn King

      *                                                                 Director                 March 27, 2001
                    Deborah J. Long

      *                                                                 Director                 March 27, 2001
                    Jim E. Massengale

      *                                                                 Director                 March 27, 2001
                    Steven A. Schultz

      *                                                                 Director                 March 27, 2001
                    A. S. Williams III

      *                                                                 Director                 March 27, 2001
                    T. Davis Keyes

      *                                                                 Director                 March 27, 2001
                    Chris T. Calos

*By:  /s/     JERRY W. DEFOOR
                  Jerry W. DeFoor
                  Attorney-in-fact

                                                       EXHIBIT INDEX

    Item
  Number                                  Document

         *   3 (a) (1)    -        1998 Amended and Restated Articles of Incorporation
         *   3 (a) (2)    -        Articles  of  Amendment  to  1998  Amended  and  Restated  Articles  of
                                   Incorporation
             3(b)         -        Amended and Restated Bylaws Effective August 1, 2000
        **   4(a)         -        Tax-Sheltered Annuity Endorsement
        **   4(b)         -        Qualified Retirement Plan Endorsement
        **   4(c)         -        Individual Retirement Annuity Endorsement
       ***   4(d)         -        Group Modified Guaranteed Annuity Contract
       ***   4(e)         -        Application for Group Modified Guaranteed Annuity Contract
       ***   4(f)         -        Individual Modified Guaranteed Annuity Certificate
      ****   10 (a)       -        Guaranty Agreement from Protective Life Insurance Company
      ****   10 (a) (1)   -        Amendment to Guaranty Agreement from Protective Life Insurance Company
             24           -        Power of Attorney
             99           -        Safe Harbor for Forward-Looking Statements

        *      Incorporated  herein by reference to the  Registrant's  Annual  Report on Form 10-K for the
               year ended December  31, 1998.
        **     Incorporated  herein by  reference to the  Registrant's  Form N-4  Registration  Statement,
               Registration No. 333-41577, filed on December 5, 1997.
       ***     Incorporated  herein by  reference to the  Registrant's  Pre-Effective  Amendment  No. 1 to
               Form S-1 Registration Statement, Registration No. 333-42425, filed on April 16, 1998.
      ****     Incorporated  herein by reference to the  Registrant's  Annual  Report on Form 10-K for the
               year ended December 31, 1999.