Form 10-Q
period 2001-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2001-05-15
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 333-42425

Protective Life and Annuity Insurance Company

(Exact name of Registrant as specified in its charter)

ALABAMA	63-0761690
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.)

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of May 4, 2001: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

Protective Life and Annuity Insurance Company

INDEX

Part I. Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants.......................................
        Condensed Statements of Income for the Three Months
          ended March 31, 2001 and 2000 (unaudited).............................
        Condensed Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000.....................................
        Condensed Statements of Cash Flows for the
          Three Months ended March 31, 2001 and 2000 (unaudited)................
        Notes to Condensed Financial Statements (unaudited).....................

   Item 2.Management's Narrative Analysis of the Results of Operations..........

   Item 3.Quantitative and Qualitative Disclosures About Market Risk............

Part II.  Other Information:
   Item 6.Exhibits and Reports on Form 8-K......................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 2001, and the related condensed statements of income for the three-month periods ended March 31, 2001 and 2000, and condensed statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2000, and the related statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 7, 2001

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF INCOME

(Unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31
                                                                   ----------------------------
                                                                        2001           2000
                                                                        ----           ----
REVENUES
     Premiums and policy fees ..................................   $ 12,388,866    $ 12,776,306
        Reinsurance ceded ......................................     (4,866,460)     (4,678,778)
                                                                   ------------    ------------
        Premiums and policy fees, net of reinsurance ceded .....      7,522,406       8,097,528
     Net investment income .....................................      8,054,071       7,366,363
     Realized investment gains .................................        664,444
     Other income ..............................................          1,981           3,708
                                                                   ------------    ------------
                                                                     16,242,902      15,467,599
                                                                   ------------    ------------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        2001 - $3,282,874; 2000 - $3,523,755) ..................      8,258,497       8,017,391
     Amortization of deferred policy acquisition costs .........      1,769,322       1,574,851
     Other operating expenses (net of reinsurance ceded:
        2001 - $79,783; 2000 - $78,596) ........................      2,047,913       3,355,127
                                                                   ------------    ------------
                                                                     12,075,732      12,947,369
                                                                   ------------    ------------
INCOME BEFORE INCOME TAX .......................................      4,167,170       2,520,230

Income tax expense .............................................      1,437,674         869,479
                                                                   ------------    ------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE ......................................      2,729,496       1,650,751

Cumulative effect of change in accounting principle,
     net of income tax .........................................       (284,968)
                                                                   ------------   -------------
NET INCOME .....................................................   $  2,444,528    $  1,650,751
                                                                   ============   =============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED BALANCE SHEETS

                                                                        MARCH 31       DECEMBER 31
                                                                          2001            2000
                                                                     -------------   --------------
                                                                      (UNAUDITED)
ASSETS
  Investments
    Fixed maturities, at market
     (amortized cost: 2001 - $438,193,895; 2000 - $428,392,599) ..   $ 437,805,253   $ 418,756,679
    Mortgage loans on real estate ................................       3,093,005       3,215,344
    Policy loans .................................................      53,832,835      54,465,893
    Short-term investments .......................................      12,497,198       4,000,000
                                                                     -------------   -------------
     Total investments ...........................................     507,228,291     480,437,916
  Cash ...........................................................         537,208       1,165,410
  Accrued investment income ......................................       8,346,937       8,914,306
  Accounts and premiums receivable, net of allowance for
     uncollectible amounts .......................................       2,079,463       1,952,449
  Reinsurance receivables ........................................      21,796,277      23,136,896
  Deferred policy acquisition costs ..............................     123,157,361     128,228,360
  Other assets ...................................................          21,510          27,333
  Assets related to separate accounts
    Variable annuity .............................................       8,337,700       9,037,035
                                                                     -------------   -------------
                                                                     $ 671,504,747   $ 652,899,705
                                                                     =============   =============
LIABILITIES
  Policy liabilities and accruals:
     Future policy benefits and claims ...........................   $ 455,825,285   $ 452,212,971
     Unearned premiums ...........................................       7,989,319       8,154,233
                                                                     -------------   -------------
                                                                       463,814,604     460,367,204
  Annuity deposits ...............................................      28,891,204      28,059,246
  Other policyholders' funds .....................................       5,714,405       5,794,289
  Other liabilities ..............................................      26,959,236      21,209,531
  Deferred income taxes ..........................................      12,317,425       9,063,941
  Liabilities related to separate accounts
    Variable annuity .............................................       8,337,700       9,037,035
                                                                     -------------   -------------
           Total liabilities .....................................     546,034,574     533,531,246
                                                                     -------------   -------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized, issued, and
    outstanding: 2,001 ...........................................           2,000           2,000
  Common Stock, $10 par value
    Shares authorized: 500,000
    Shares issued and outstanding: 250,000 .......................       2,500,000       2,500,000
  Additional paid-in capital .....................................     101,386,324     101,386,324
  Retained earnings ..............................................      21,192,861      18,748,333
  Accumulated other comprehensive income (loss):
    Net unrealized gains (losses) on investments (net of
     income tax:  2001 - $209,455; 2000 - $(1,759,798)) ..........         388,988      (3,268,198)
                                                                     -------------   -------------
           Total share-owners' equity ............................     125,470,173     119,368,459
                                                                     -------------   -------------
                                                                     $ 671,504,747   $ 652,899,705
                                                                     =============   =============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                    --------------------------------
                                                                                         2001             2000
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..................................................................   $   2,444,528    $   1,650,751
    Adjustments to reconcile net income to net cash used in operating activities:
       Realized investment gains ................................................        (664,444)
       Amortization of deferred policy acquisition costs ........................       1,769,322        1,574,851
       Capitalization of deferred policy acquisition costs ......................        (319,161)        (148,987)
       Deferred income tax ......................................................       1,437,674          869,479
       Interest credited to universal life and investment products ..............       7,209,883        4,382,558
       Policy fees assessed on universal life and investment products ...........      (9,249,491)      (9,778,675)
       Change in accrued investment income and other receivables ................       1,780,974           62,310
       Change in policy liabilities and other policyholder
          funds of traditional life and health products .........................       3,567,779        5,406,468
       Change in other liabilities ..............................................       5,749,705        1,024,483
       Other (net) ..............................................................           5,823           13,013
                                                                                     ------------     ------------
    Net cash provided by (used in) operating activities .........................      13,732,592        5,056,251
                                                                                     ============     ============
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale ...........................................     107,948,855      101,329,695
       Other ....................................................................         759,862          111,127
    Sale of investments
       Investments available for sale ...........................................      30,995,909
    Cost of investments acquired
       Investments available for sale ...........................................    (156,736,723)    (114,069,882)
                                                                                     ------------      -----------
    Net cash used in investing activities .......................................     (17,032,097)     (12,629,060)
                                                                                     ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Investment product deposits and change in universal life deposits ...........       9,762,981       19,756,393
    Investment product withdrawals ..............................................      (7,091,678)     (12,698,715)
                                                                                     ------------      -----------
    Net cash provided by financing activities ...................................       2,671,303        7,057,678
                                                                                     ------------      -----------
DECREASE IN CASH ................................................................        (628,202)        (515,131)
CASH AT BEGINNING OF PERIOD .....................................................       1,165,410        4,021,839
                                                                                     ------------      -----------
CASH AT END OF PERIOD ...........................................................   $     537,208    $   3,506,708
                                                                                     ============      ===========

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

        All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company (“Protective”), which is a wholly-owned subsidiary of Protective Life Corporation (“PLC”). All outstanding shares of the Company’s preferred stock are owned by PLC.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly, these lawsuits have resulted in the award of substantial judgments against the insurer which are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive damages and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation, or alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

                                         OPERATING SEGMENT INCOME FOR THE
                                         THREE MONTHS ENDED MARCH 31, 2001
                                   ----------------------------------------------
                                                        DENTAL        FINANCIAL
                                    ACQUISITIONS       BENEFITS      INSTITUTIONS
                                    ------------       --------      ------------

Premiums and policy fees .......    $11,174,197       $ 449,505       $ 733,854
Reinsurance ceded ..............     (4,618,522)       (216,548)        (31,390)
                                    -----------       ---------        --------
  Net of reinsurance ceded .....      6,555,675         232,957         702,464
Net investment income ..........      7,264,965           1,457         158,683
Realized investment gains
Other income ...................            244
                                    -----------       ---------        --------
     Total revenues ............     13,820,884         234,414         861,147
                                    -----------       ---------        --------
Benefits and settlement expenses      7,105,267         225,940         451,827
Amortization of deferred policy
  acquisition costs ............      1,557,736                         157,825
Other operating expenses .......      2,000,478          32,720           9,534
                                    -----------       ---------        --------
     Total benefits and expenses     10,663,481         258,660         619,186
                                    -----------       ---------        --------
Income (loss) before income tax       3,157,403         (24,246)        241,961

                                                    CORPORATE
                                     INVESTMENT        AND
                                      PRODUCTS        OTHER         ADJUSTMENTS     TOTAL
                                     ----------     ----------      -----------  ------------
Premiums and policy fees .......       $ 31,310                                  $ 12,388,866
Reinsurance ceded ..............                                                   (4,866,460)
                                       --------                                  ------------
  Net of reinsurance ceded .....         31,310                                     7,522,406
Net investment income ..........        314,198        $314,768                     8,054,071
Realized investment gains ......                                    $ 664,444         664,444
Other income ...................          1,737                                         1,981
                                       --------        --------     ---------    ------------
     Total revenues ............        347,245         314,768       664,444      16,242,902
                                       --------        --------     ---------    ------------
Benefits and settlement expenses        475,463                                     8,258,497
Amortization of deferred policy
  acquisition costs ............         53,761                                     1,769,322
Other operating expenses .......         83,359         (78,178)                    2,047,913
                                       --------         -------     ---------    ------------
     Total benefits and expenses        612,583         (78,178)                   12,075,732
                                       --------         -------     ---------    ------------
Income (loss) before income tax        (265,338)        392,946       664,444       4,167,170
Income tax expense .............                                    1,437,674       1,437,674
Cumulative effect of change
  in accounting principle ......                                     (284,968)       (284,968)
                                                                                 ------------
     Net income ................                                                 $  2,444,528
                                                                                 ============

                                           OPERATING SEGMENT INCOME FOR THE
                                           THREE MONTHS ENDED MARCH 31, 2000
                                     ---------------------------------------------
                                                          DENTAL        FINANCIAL
                                     ACQUISITIONS        BENEFITS      INSTITUTIONS
                                     ------------        --------      ------------
Premiums and policy fees .........    $11,785,305       $ 292,478        $677,657
Reinsurance ceded ................     (4,532,540)       (146,238)
                                      -----------       ---------        --------
  Net of reinsurance ceded .......      7,252,765         146,240         677,657
Net investment income ............      7,005,884           1,616         141,512
Realized investment gains (losses)
Other income                          -----------       ---------        --------
     Total revenues ..............     14,258,649         147,856         819,169
                                      -----------       ---------        --------
Benefits and settlement expenses .      7,010,523          79,306         720,279
Amortization of deferred policy
  acquisition costs ..............      1,411,832                         163,019
Other operating expenses .........      2,826,773          (1,980)         19,950
                                      -----------       ---------        --------
     Total benefits and expenses .     11,249,128          77,326         903,248
                                      -----------       ---------        --------
Income before income tax .........      3,009,521          70,530         (84,079)

                                                        CORPORATE
                                       INVESTMENT          AND
                                        PRODUCTS          OTHER        ADJUSTMENTS       TOTAL
                                       ----------       ----------     -----------    -----------
Premiums and policy fees .........     $   20,866                                     $12,776,306
Reinsurance ceded ................                                                     (4,678,778)
                                       ----------                                     -----------
  Net of reinsurance ceded .......         20,866                                       8,097,528
Net investment income ............        243,888       $ (26,537)                      7,366,363
Realized investment gains (losses)
Other income .....................          3,708                                           3,708
                                       ----------       ----------                    -----------
     Total revenues ..............        268,462         (26,537)                     15,467,599
                                       ----------       ----------                    -----------
Benefits and settlement expenses .        207,283                                       8,017,391
Amortization of deferred policy
  acquisition costs ..............                                                      1,574,851
Other operating expenses .........        376,289         134,095                       3,355,127
                                       ----------       ---------                     -----------
     Total benefits and expenses .        583,572         134,095                      12,947,369
                                       ----------       ---------                     -----------
Income (loss) before income tax ..       (315,110)       (160,632)                      2,520,230
Income tax expense ...............                                       $869,479         869,479
                                                                                      -----------
     Net income ..................                                                    $ 1,650,751
                                                                                      ===========

                                           OPERATING SEGMENT ASSETS
                                                MARCH 31, 2001
                                    -------------------------------------------
                                                     DENTAL      FINANCIAL
                                    ACQUISITIONS    BENEFITS    INSTITUTIONS
                                    ------------   ----------   ------------
Investments and other assets ....   $469,576,677   $4,028,993   $11,433,993
Deferred policy acquisition costs    119,805,794                  1,566,591
                                    ------------   ----------   -----------
     Total assets ...............   $589,382,471   $4,028,993   $13,000,584
                                    ============   ==========   ===========

                                                   CORPORATE
                                     INVESTMENT       AND
                                      PRODUCTS       OTHER        TOTAL
                                    ------------  -----------  ------------
Investments and other assets ....   $ 29,215,197  $34,092,526  $548,347,386
Deferred policy acquisition costs      1,784,976                123,157,361
                                    ------------  -----------  ------------
     Total assets ...............   $ 31,000,173  $34,092,526  $671,504,747
                                    ============  ===========  ============

                                            OPERATING SEGMENT ASSETS
                                               DECEMBER 31, 2000
                                    ----------------------------------------
                                                     DENTAL     FINANCIAL
                                    ACQUISITIONS    BENEFITS   INSTITUTIONS
                                    ------------   ----------  ------------
Investments and other assets ....   $453,999,198   $4,034,632   $11,462,251
Deferred policy acquisition costs    124,984,368                  1,596,654
                                    ------------   ----------   -----------
     Total assets ...............   $578,983,566   $4,034,632   $13,058,905
                                    ============   ==========   ===========

                                                   CORPORATE
                                     INVESTMENT       AND
                                      PRODUCTS       OTHER        TOTAL
                                    ------------  ----------- ------------
Investments and other assets ....   $ 25,799,102  $29,376,162 $524,671,345
Deferred policy acquisition costs      1,647,338               128,228,360
                                    ------------  ----------- ------------
     Total assets ...............   $ 27,446,440  $29,376,162 $652,899,705
                                    ============  =========== ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2001, and for the three months then ended, the Company had share-owners’ equity and net income prepared in conformity with statutory reporting practices of $36.6 million and $3.3 million, respectively.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification changes current statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification resulted in an increase in the Company’s statutory capital of approximately $3 million on January 1, 2001.

NOTE E - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods shown:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                      --------------------------
                                                          2001            2000
                                                          ----            ----
Net income ........................................   $ 2,444,528    $ 1,650,751
Other comprehensive income:
  Increase in net unrealized gains on
    investments (net of income tax:
    2001 - $2,048,365; 2000 - $2,541,452) .........     3,804,107      4,719,840
  Reclassification adjustment for amounts
    included in net income (net of income tax:
    2001 - $(232,556)) ............................      (431,889)
  Transition adjustment on derivative
    financial instruments (net of income tax:
    2001 - $153,444) ..............................       284,968
                                                      -----------    -----------
Comprehensive income ..............................   $ 6,101,714    $ 6,370,591
                                                      ===========    ===========

NOTE F - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 (as amended by SFAS Nos. 137 and 138) requires the Company to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners’ equity until the hedged item is recognized in net income. The fair value of derivatives increases or decreases as interest rates and general economic conditions change.

        The Company occasionally may purchase a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. If the economic characteristics of the embedded financial instrument are not clearly and closely related to the host contract, it would meet the definition of a derivative instrument. Any embedded derivative is then separated from the host contract and is carried at fair value on the Company’s balance sheet.

        The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative charge to net income of approximately $0.3 million (net of an income tax benefit of $0.2 million) and is reflected in the accompanying statements of income as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 also resulted in a cumulative increase to other comprehensive income of approximately $0.3 million (net of $0.2 million of income tax) in the three months ended March 31, 2001. Prospectively, the adoption may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

        In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
RESULTS OF OPERATIONS

        Protective Life and Annuity Insurance Company (“the Company”), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company (“Protective”), which is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol “PL”. All outstanding shares of the Company’s preferred stock are owned by PLC. The Company is authorized to transact insurance business as an insurance company or a reinsurance company in 49 states, including New York.

        In accordance with General Instruction H(2)(a), the Company includes the following analysis with the reduced disclosure format.

        PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates seven divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Individual Life, West Coast, and Acquisitions Divisions. The specialty insurance products category includes the Dental Benefits and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 2001, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisition Division, the Dental Benefits Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

        This report includes “forward-looking statements” which express expectations of future events and/or results. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are subject to a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                    Three Months                Percentage
                                       Ended                     Increase
                                      March 31                  (Decrease)
                            --------------------------          ----------
                                 2001         2000
                                 ----         ----
Premiums and policy fees    $ 7,522,406   $ 8,097,528              (7.1) %
Net investment income ...     8,054,071     7,366,363               9.3
Realized investment gains       664,444                              -
Other ...................         1,981         3,708                -
                            -----------   -----------
                            $16,242,902   $15,467,599
                            ===========   ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.6 million or 7.1% in the first three months of 2001 over the first three months of 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2000 or the first three months of 2001, therefore decreases in older acquired policies resulted in a decrease of $0.7 million in the first three months of 2001 as compared with the first three months of 2000. Premiums and policy fees related to the Dental Benefits, Financial Institutions and Investment Products Divisions remained relatively unchanged in the first three months of 2001 as compared to the same period in 2000.

        Net investment income in the first three months of 2001 increased $0.7 million or 9.3% as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

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

        Realized investment gains were approximately $0.7 million in the first three months of 2001. There were no realized investment gains (losses) in the first three months of 2000.

        The Company reported an insignificant amount of other income in the first three months of 2001 and 2000.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

Operating Income (Loss) and Income (Loss) Before Income Tax
Three Months Ended March 31

                                                  2001            2000
                                                   ----            ----
Operating Income (Loss)(1)
      Acquisitions ........................    $3,157,403     $3,009,521
      Dental Benefits .....................       (24,246)        70,530
      Financial Institutions ..............       241,961        (84,079)
      Investment Products .................      (265,338)      (315,110)
      Corporate and Other .................       392,946       (160,632)
                                               ----------     ----------
              Total operating income ......     3,502,726      2,520,230
                                               ----------     ----------
Realized Investment Gains
      Unallocated Investment Gains ........       664,444
                                               ----------
              Total net ...................       664,444
                                               ----------
Income (Loss) Before Income Tax
      Acquisitions ........................     3,157,403      3,009,521
      Dental Benefits .....................       (24,246)        70,530
      Financial Institutions ..............       241,961        (84,079)
      Investment Products .................      (265,338)      (315,110)
      Corporate and Other .................       392,946       (160,632)
      Unallocated Realized Investment Gains       664,444
                                               ----------     ----------
              Total income before tax .....    $4,167,170     $2,520,230
                                               ==========     ==========

(1)  Income (loss) before tax excluding realized investment gains and losses.

        Pretax operating income from the Acquisitions Division was $3.2 million in the first three months of 2001 and $3.0 million in the first three months of 2000. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the Division and the decrease in operating expenses offset the decrease in premiums and policy fees.

        The Dental Benefits Division had an insignificant pretax loss in the first three months of 2001 and pretax earnings of $0.1 million in the first three months of 2000.

        The Financial Institutions Division’s pretax operating income was $0.2 million for the first three months of 2001 as compared to a $0.1 million loss in the first three months of 2000. The increase in operating income was primarily due to lower operating expenses.

        The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had pretax operating losses of $0.3 million in both the first three months of 2001 and 2000.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $0.4 million in the first three months of 2001 as compared to a $0.2 million loss in the first three months of 2000 primarily due to increased investment income.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

              THREE MONTHS
                 ENDED                           ESTIMATED EFFECTIVE
                MARCH 31                          INCOME TAX RATES
              ------------                       -------------------
                 2000                                    34.5
                 2001                                    34.5

        The effective income tax rate for the full year of 2000 was 34.5%. Management’s estimate of the effective income tax rate for 2001 is 34.5%.

Net Income

        The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                             NET INCOME
                                 ---------------------------------
       THREE MONTHS                                     PERCENTAGE
          ENDED                                          INCREASE
         MARCH 31                   TOTAL               (DECREASE)
       ------------              ----------             ----------
          2000                   $1,650,751               (24.4)
          2001                    2,444,528                48.1

        Compared to the same period in 2000, net income in the first three months of 2001 increased $0.8 million, reflecting increases in the Acquisitions, Financial Institutions, Investment Products Divisions and the Corporate and Other segment, which was partially offset by a decrease in the Dental Benefits Division and a charge to earnings related to the cumulative effect of a change in accounting principles.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

         There have been no material changes from the disclosure in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	May 15, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)