Form 10-Q
period 2001-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2001-08-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of August 10, 2001: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                                 INDEX

                                                                                               Page Number
                                                                                               -----------

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants..................................................................2
       Condensed Statements of Income for the Three and
           Six Months ended June 30, 2001 and 2000 (unaudited)............................................3
       Condensed Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000..............................................................4
       Condensed Statements of Cash Flows for the

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K.............................................................16

Signature................................................................................................16

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 2001, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2000, and the related statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 3, 2001

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                    CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30                             JUNE 30
                                                              ------------------------------------------------------------

                                                                   2001           2000              2001           2000
                                                                   ----           ----              ----           ----

REVENUES
    Premiums and policy fees                                   $12,176,806    $12,410,779       $24,565,672    $25,187,085
    Reinsurance ceded                                           (3,532,217)    (3,605,928)       (8,398,677)    (8,284,706)
                                                              ------------   ------------      ------------   ------------
      Premiums and policy fees, net of reinsurance ceded         8,644,589      8,804,851        16,166,995     16,902,379
    Net investment income                                        8,448,558      8,097,829        16,502,629     15,464,192
    Realized investment gains (losses)                             (53,164)                         611,280
    Other income                                                       501          4,691             2,482          8,399
                                                         --------------------------------   ------------------------------
                                                                17,040,484     16,907,371        33,283,386     32,374,970
                                                              ------------    -----------       -----------    -----------

BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2001 - $2,374,605; 2000 - $3,392,895
      six months: 2001 - $5,689,226; 2000 - $6,916,650)          9,438,514      9,048,737        17,697,011     17,066,128
    Amortization of deferred policy acquisition costs            1,763,835      1,973,521         3,533,157      3,548,372
    Other operating expenses (net of reinsurance ceded:
      three months: 2001 - $95,672; 2000 - $67,938
      six months: 2001 - $175,545; 2000 - $146,534)              2,300,564      2,600,168         4,348,477      5,955,295
                                                             -------------   ------------      ------------   ------------
                                                                13,502,913     13,622,426        25,578,645     26,569,795
                                                              ------------    -----------       -----------    -----------

INCOME BEFORE INCOME TAX                                         3,537,571      3,284,945         7,704,741      5,805,175

Income tax expense                                               1,220,462      1,133,306         2,658,136      2,002,785
                                                             -------------   ------------      ------------   ------------

NET INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                        2,317,109      2,151,639         5,046,605      3,802,390

Cumulative effective of change in accounting
principle, net of income tax                                                                       (284,968)
                                                      ---------------------------------------  ------------ -------------------

NET INCOME                                                    $  2,317,109    $ 2,151,639       $ 4,761,637    $ 3,802,390
                                                              ============    ===========       ===========    ===========

See notes to condensed financial statements

                                       PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                       CONDENSED BALANCE SHEETS

                                                                                  JUNE 30                    DECEMBER 31
                                                                                    2001                        2000
                                                                              ---------------------       ---------------------
                                                                                (Unaudited)
ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost:  2001 - $442,143,960; 2000 - $428,392,599)              $439,316,268                $418,756,679
     Mortgage loans on real estate                                                 2,971,433                   3,215,344
     Policy loans                                                                 54,051,505                  54,465,893
     Short-term investments                                                        5,000,000                   4,000,000
                                                                              --------------             ---------------
       Total investments                                                         501,339,206                 480,437,916
   Cash                                                                            1,947,277                   1,165,410
   Accrued investment income                                                       8,996,805                   8,914,306
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                         6,117,587                   1,952,449
   Reinsurance receivables                                                        20,662,348                  23,136,896
   Deferred policy acquisition costs                                             122,712,441                 128,228,360
   Other assets                                                                       21,883                      27,333
   Assets related to separate accounts
     Variable Annuity                                                              8,989,339                   9,037,035
                                                                             ---------------             ---------------
                                                                                $670,786,886                $652,899,705
                                                                                ============                ============
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                          $456,333,539                $452,212,971
     Unearned premiums                                                             7,530,152                   8,154,233
                                                                             ---------------              --------------
                                                                                 463,863,691                 460,367,204
   Annuity deposits                                                               32,082,717                  28,059,246
   Other policyholders' funds                                                      5,803,798                   5,794,289
   Other liabilities                                                              20,213,254                  21,209,531
   Deferred income taxes                                                          13,016,008                   9,063,941
   Liabilities related to separate accounts
     Variable Annuity                                                              8,989,339                   9,037,035
                                                                             ---------------              --------------
                                                                                 543,968,807                 533,531,246
                                                                               -------------                ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares authorized and
     issued:  2,000                                                                    2,000                       2,000
   Common Stock, $10.00 par value,
     Shares authorized:  500,000
     Shares issued and outstanding:  250,000                                       2,500,000                   2,500,000
   Additional paid-in capital                                                    101,386,324                 101,386,324
   Retained earnings                                                              23,509,970                  18,748,333
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax:  2001 - $(312,423); 2000 - $(1,759,798))                                (580,215)                 (3,268,198)
                                                                             ---------------             ---------------
                                                                                 126,818,079                 119,368,459
                                                                               -------------               -------------
                                                                                $670,786,886                $652,899,705
                                                                                ============                ============

See notes to condensed financial statements

                                       PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30
                                                                                             ---------------------------------

                                                                                                    2001             2000
                                                                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $    4,761,637   $    3,802,390
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment gains                                                                    (611,280)
     Amortization of deferred policy acquisition costs                                           3,533,157        3,548,372
     Capitalization of deferred policy acquisition costs                                          (690,107)        (402,469)
     Deferred income tax                                                                         2,658,136        2,002,785
     Interest credited to universal life and investment products                                15,061,287       16,790,620
     Policy fees assessed on universal life and investment products                            (18,286,723)     (19,303,459)
     Change in accrued investment income and other receivables                                  (1,773,089)       4,701,319
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                   2,557,594        3,022,166
     Change in other liabilities                                                                  (996,276)        (582,460)
     Other (net)                                                                                     5,450           14,867
                                                                                        ------------------ ----------------
   Net cash provided by operating activities                                                     6,219,786       13,594,131
                                                                                           ---------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                            216,467,309      190,994,466
     Other                                                                                         667,061          240,079
   Sale of available for sale investments                                                       48,615,511
   Cost of investments acquired
     Investments available for sale                                                           (279,385,109)    (218,123,072)
     Other                                                                                                         (116,493)
                                                                                    ----------------------  ---------------
   Net cash used in investing activities                                                       (13,635,228)     (27,005,020)
                                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                            21,058,020       26,998,960
   Investment product withdrawals                                                              (12,860,711)     (14,671,392)
                                                                                             -------------    -------------
   Net cash provided by financing activities                                                     8,197,309       12,327,568
                                                                                           ---------------    -------------

INCREASE (DECREASE) IN CASH                                                                        781,867       (1,083,321)
CASH AT BEGINNING OF PERIOD                                                                      1,165,410        4,021,839
                                                                                           ---------------  ---------------
CASH AT END OF PERIOD                                                                       $    1,947,277   $    2,938,518
                                                                                            ==============   ==============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

        All outstanding shares of the Company's common stock are owned by Protective Life Insurance Company ("Protective"), which is a wholly owned subsidiary of Protective Life Corporation ("PLC"). All outstanding shares of the Company's preferred stock are owned by PLC.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where the Company maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        PLC, through its subsidiaries, operates seven divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The Company is involved in the businesses of four of PLC's seven divisions. The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense and the cumulative effect of change in accounting principle. There are no asset adjustments.

                                                                    Operating Segment Income for the
                                                                     Six Months Ended June 30, 2001
                                              ----------------------------------------------------------------------------
                                                                                 Dental                         Financial
                                               Acquisitions                     Benefits                       Institutions
                                               ------------                     --------                       ------------

Premiums and policy fees                         $21,898,439                    $883,482                         $1,717,366
Reinsurance ceded                                 (8,058,932)                   (424,086)                            84,341
                                                ------------                    --------                         ----------
   Net of reinsurance ceded                       13,839,507                     459,396                          1,801,707
Net investment income                             14,671,180                       2,531                            307,863
Other income                                             244
                                                ------------                    --------                         ----------
       Total revenues                             28,510,931                     461,927                          2,109,570
                                                ------------                    --------                         ----------
Benefits and settlement expenses                  15,215,332                     384,359                          1,142,805
Amortization of deferred policy
   acquisition costs                               3,087,180                                                        335,873
Other operating expenses                           4,246,176                      43,642                             39,008
                                               -------------                    --------                         ----------
       Total benefits and expenses                22,548,688                     428,001                          1,517,686
                                                ------------                    --------                         ----------
Income before income tax                           5,962,243                      33,926                            591,884

                                                                          Corporate
                                                 Investment                  and
                                                   Products                 Other            Adjustments          Total
                                                 ------------           -------------        -----------          -----

Premiums and policy fees                         $    66,385                                                    $24,565,672
Reinsurance ceded                                                                                                (8,398,677)
                                                 -----------                                                   ------------
   Net of reinsurance ceded                           66,385                                                     16,166,995
Net investment income                                499,363              $1,021,692                             16,502,629
Realized investment gains                                                                      $  611,280           611,280
Other income                                           2,238                                                          2,482
                                                 -----------             ------------          -----------     ------------
       Total revenues                                567,986               1,021,692              611,280        33,283,386
                                                 -----------             ------------          -----------     ------------
Benefits and settlement expenses                     954,515                                                     17,697,011
Amortization of deferred policy
   acquisition costs                                 110,104                                                      3,533,157
Other operating expenses                              97,829                 (78,178)                             4,348,477
                                                 -----------             ------------          -----------      ------------
       Total benefits and expenses                 1,162,448                 (78,178)                            25,578,645
                                                 -----------             ------------          -----------      ------------
Income (loss) before income tax                     (594,462)              1,099,870              611,280         7,704,741
Income tax expense                                                                              2,658,136         2,658,136
Cumulative effect of change in
   accounting principle                                                                          (284,968)         (284,968)
                                                                                                               ------------
       Net income                                                                                              $  4,761,637
                                                                                                               ============

                                                                    Operating Segment Income for the
                                                                      Six Months Ended June 30, 2000
                                            -------------------------------------------------------------------------------------------
                                                                                 Dental                       Financial
                                             Acquisitions                       Benefits                      Institutions
                                             ------------                       --------                      ------------

Premiums and policy fees                        $23,128,582                      $600,189                       $1,410,202
Reinsurance ceded                                (7,984,613)                     (300,093)
                                               ------------                     ---------                      -----------
   Net of reinsurance ceded                      15,143,969                       300,096                        1,410,202
Net investment income                            14,639,975                         3,291                          292,471
Other income
                                               ------------                     ---------                      -----------
       Total revenues                            29,783,944                       303,387                        1,702,673
                                               ------------                     ---------                      -----------
Benefits and settlement expenses                 15,252,408                       160,146                        1,176,459
Amortization of deferred policy
   acquisition costs                              3,195,766                                                        352,606
Other operating expenses                          5,271,398                         2,675                           24,894
                                              -------------                     ---------                      -----------
       Total benefits and expenses               23,719,572                       162,821                        1,553,959
                                               ------------                     ---------                      -----------
Income before income tax                          6,064,372                       140,566                          148,714

                                                                          Corporate
                                               Investment                      and
                                                 Products                     Other         Adjustments           Total
                                               ------------               -------------     -----------           -----

Premiums and policy fees                          $ 48,112                                                     $25,187,085
Reinsurance ceded                                                                                               (8,284,706)
                                                 ---------                                                     -----------
   Net of reinsurance ceded                         48,112                                                      16,902,379
Net investment income                              551,887                  $(23,432)                           15,464,192
Other income                                         8,399                                                           8,399
                                                 ---------                 ---------                           -----------
       Total revenues                              608,398                   (23,432)                           32,374,970
                                                 ---------                  --------                           -----------
Benefits and settlement expenses                   477,115                                                      17,066,128
Amortization of deferred policy
   acquisition costs                                                                                             3,548,372
Other operating expenses                           522,033                   134,295                             5,955,295
                                                 ---------                  --------                           -----------
       Total benefits and expenses                 999,148                   134,295                            26,569,795
                                                 ---------                  --------                           -----------
Income (loss) before income tax                   (390,750)                 (157,727)                            5,805,175
Income tax expense                                                                            $2,002,785         2,002,785
                                                                                                               -----------
       Net income                                                                                             $  3,802,390
                                                                                                              ============

                                                                Operating Segment Assets
                                                                   June 30, 2001
                                            ----------------------------------------------------------------------------------------
                                                                                 Dental                        Financial
                                                Acquisitions                    Benefits                      Institutions
                                                ------------                   ---------                      ------------

Investments and other assets                     $461,306,235                  $4,019,751                      $10,323,684
Deferred policy acquisition costs                 119,224,319                                                    1,545,389
                                                -------------                  ----------                    -------------
       Total assets                              $580,530,554                  $4,019,751                      $11,869,073
                                                 ============                  ==========                      ===========

                                                                                Corporate
                                                Investment                            and
                                                  Products                          Other                         Total
                                                ------------                   -------------                     -----

Investments and other assets                      $32,376,111                    $40,048,664                   $548,074,445
Deferred policy acquisition costs                   1,942,733                                                   122,712,441
                                                -------------                  -------------                  -------------
       Total assets                               $34,318,844                    $40,048,664                   $670,786,886
                                                  ===========                  =============                   ============

                                                                     Operating Segment Assets
                                                                       December 31, 2000
                                            -------------------------------------------------------------------------------------------
                                                                               Dental                          Financial
                                               Acquisitions                   Benefits                        Institutions
                                               ------------                   -----------                     ------------

Investments and other assets                    $453,999,198                   $4,034,632                      $11,462,251
Deferred policy acquisition costs                124,984,368                                                     1,596,654
                                               -------------                  -----------                     ------------
       Total assets                             $578,983,566                   $4,034,632                      $13,058,905
                                                ============                   ==========                      ===========

                                                                             Corporate
                                               Investment                       and
                                                 Products                      Other                               Total
                                               ------------                  ------------                       -----------

Investments and other assets                    $25,799,102                   $29,376,162                      $524,671,345
Deferred policy acquisition costs                 1,647,338                                                     128,228,360
                                               ------------                  -------------                     ------------
       Total assets                             $27,446,440                   $29,376,162                      $652,899,705
                                               ============                  =============                     ============
NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 2001, and for the six months then ended, the Company had share-owners’ equity and net income prepared in conformity with statutory reporting practices of $42.6 million and $9.6 million, respectively.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). The Codification changes current statutory accounting rules in several areas and was effective January 1, 2001. The adoption of the Codification resulted in an increase in the Company’s statutory capital of approximately $3 million on January 1, 2001.

NOTE E - COMPREHENSIVE INCOME

        The following table sets forth the Company's comprehensive income for the periods shown:

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30                         JUNE 30
                                                             -----------------------------------------------------------------

                                                                 2001             2000             2001            2000
                                                                 ----             ----             ----            ----

Net income                                                     $2,317,109       $2,151,639        $4,761,637     $3,802,390
Increase (decrease) in net unrealized gains
   on investments (net of income tax:
   three months: 2001 - $(540,486); 2000 - $(179,823)
   six months: 2001 - $1,507,879; 2000 - 2,361,629)            (1,003,760)        (333,957)        2,800,347      4,385,883
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2001 - $18,607
   six months: 2001 - $(213,948))                                  34,557                           (397,332)
Transition adjustment on derivative financial
   instruments (net of income tax:
   six months: 2001 - $153,444)                                                                      284,968
                                                       -----------------------------------      ------------------------------
Comprehensive income                                           $1,347,906       $1,817,682        $7,449,620     $8,188,273
                                                               ==========       ==========        ==========     ==========
NOTE F - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $0.3 million and a cumulative after-tax increase to other comprehensive income of $0.3 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company's corporate bond portfolio. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company's reported net income and other comprehensive income depending on future market conditions and the Company's hedging activities.

        The Company occasionally may purchase a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. If the economic characteristics of the embedded financial instrument are not clearly and closely related to the host contract, it would meet the definition of a derivative instrument. Any embedded derivative is then separated from the host contract and is carried at fair value on the Company's balance sheet.

        In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the Company's financial position or results of operations.

NOTE H - SUBSEQUENT EVENT

        On July 10, 2001, PLC announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. PLC anticipates that the transaction will close in the fourth quarter of 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. PLC will realize a pretax gain on the sale, but will incur income tax expense and exit costs that will result in a loss after income tax of approximately $23.9 million. The sale of the Dental Benefits Division is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE
RESULTS OF OPERATIONS

        Protective Life and Annuity Insurance Company (“the Company”), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol “PL”. All outstanding shares of the Company’s preferred stock are owned by PLC. The Company is authorized to transact insurance business as an insurance company or a reinsurance company in 49 states, including New York.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 2001, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisitions Division, the Dental Benefits Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

        The following discussion and analysis primarily relates to the six months ended June 30, 2001, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2001, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company's operating results, information related to the quarters ended June 30, 2001 and 2000 have been provided. It is management's opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of the Company's performance.

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                 SIX MONTHS                      PERCENTAGE
                                                                    ENDED                         INCREASE/
                                                                   JUNE 30                        (DECREASE)
                                                    -----------------------------------------------------------

                                                            2001                  2000
                                                            ----                  ----

         Premiums and policy fees                         $16,166,995          $16,902,379              (4.4)%
         Net investment income                             16,502,629           15,464,192               6.7
         Realized investment gains                            611,280                                     -
         Other income                                           2,482                8,399             (70.4)
                                                     ----------------     ----------------
                                                          $33,283,386          $32,374,970
                                                          ===========          ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.7 million or 4.4% in the first six months of 2001 over the first six months of 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2000 or the first six months of 2001, therefore decreases in older acquired policies resulted in a decrease of $1.3 million in the first six months of 2001 as compared with the first six months of 2000. This decrease was partially offset by increases in premiums and policy fees in both the Dental Benefits and Financial Institutions Divisions. Premiums and policy fees related to the Investment Products Division remained relatively unchanged in the first six months of 2001 as compared to the same period in 2000.

        Net investment income in the first six months of 2001 increased by $1.0 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

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

        Realized investment gains were approximately $0.6 million in the first six months of 2001. There were no realized investment gains (losses) in the first six months of 2000.

        The Company reported an insignificant amount of other income in the first six months of 2001 and 2000.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                       SIX MONTHS ENDED JUNE 30

                                                                                             2001               2000
                                                                                             ----               ----
Operating Income (Loss)1
     Acquisitions                                                                        $5,962,243          $6,064,372
     Dental Benefits                                                                         33,926             140,566
     Financial Institutions                                                                 591,884             148,714
     Investment Products                                                                   (594,462)           (390,750)
     Corporate and Other                                                                  1,099,870            (157,727)
                                                                                         ----------         ------------
           Total operating income                                                         7,093,461           5,805,175
                                                                                         ----------          ----------

Realized Investment Gains
     Unallocated Realized Investment Gains                                                  611,280
                                                                                        -----------   -----------------
           Total net                                                                        611,280
                                                                                        -----------   -----------------

Income (Loss) Before Income Tax
     Acquisitions                                                                         5,962,243           6,064,372
     Dental Benefits                                                                         33,926             140,566
     Financial Institutions                                                                 591,884             148,714
     Investment Products                                                                   (594,462)           (390,750)
     Corporate and Other                                                                  1,099,870            (157,727)
     Unallocated Realized Investment Gains                                                  611,280
                                                                                        -----------  ------------------
Total income before income tax                                                           $7,704,741          $5,805,175
                                                                                         ==========          ==========

1 Income (loss) before income tax excluding realized investment gains and losses

        Pretax operating income from the Acquisitions Division was $6.0 million in the first six months of 2001 as compared to $6.1 million in the same period of 2000. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the Division and the decrease in operating expenses partially offset the decrease in premiums and policy fees.

        The Dental Benefits Division had an insignificant amount of pretax income in the first six months of 2001 and pretax earnings of $0.1 million in the first six months of 2000.

        The Financial Institutions Division's pretax operating income was $0.6 million in the first six months of 2001 as compared to $0.2 million in the same period of 2000. The increase in operating income was primarily due to an increase in sales for the period.

        The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had pretax operating losses of $0.6 million in the first six months of 2001 and $0.4 million in the same period of 2000. The amortization of deferred acquisition costs and an increase in settlement costs contributed to the loss.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $1.1 million in the first six months of 2001 as compared to a $0.2 million loss in the first six months of 2000.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                    SIX MONTHS
                      ENDED                                             ESTIMATED EFFECTIVE
                     JUNE 30                                             INCOME TAX RATES
                  ---------------                                      ---------------------

                        2000                                                    34.5%
                        2001                                                    34.5

        The effective income tax rate for the full year of 2000 was 34.5%. Management’s estimate of the effective income tax rate for 2001 is approximately 34.5%.

Net Income

        The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                                               NET INCOME
                                                              ----------------------------------------------------------
                    SIX MONTHS                                                             PERCENTAGE
                      ENDED                                                                 INCREASE/
                     JUNE 30                                       TOTAL                   (DECREASE)
                  ---------------                             ----------------           --------------

                        2000                                      $3,802,390                   (17.8)%
                        2001                                       4,761,637                    25.2

        Compared to the same period in 2000, net income in the first six months of 2001 increased $1.0 million, reflecting increases in the Financial Institutions Division and the Corporate and Other segment, which were partially offset by decreases in the Acquisitions, Investment Products and Dental Benefits Divisions and a charge to earnings related to the cumulative effect of a change in accounting principle.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	August 14, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)