Form 10-Q
period 2001-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2001-11-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of November 9, 2001: 250,000 shares.

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
       Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2001 and 2000 (unaudited)......................................3
       Condensed Balance Sheets as of September 30, 2001
           (unaudited) and December 31, 2000..............................................................4
       Condensed Statements of Cash Flows for the

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K.............................................................18

Signature................................................................................................18
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 2001, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
November 8,2001
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                    CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                    September 30                      September 30
                                                              ---------------------------     ----------------------------
                                                                   2001            2000             2001           2000
                                                                   ----            ----             ----           ----

REVENUES
    Premiums and policy fees                                   $11,903,872    $12,036,025       $36,469,544    $37,223,110
      Reinsurance ceded                                         (4,401,249)    (4,223,865)      (12,799,926)   (12,508,571)
                                                                -----------    -----------      ------------   ------------
      Premiums and policy fees, net of reinsurance ceded         7,502,623      7,812,160        23,669,618     24,714,539
    Net investment income                                        8,579,285      8,132,593        25,081,914     23,596,785
    Realized investment gains (losses)                          (1,858,929)       (28,070)       (1,247,649)       (28,070)
    Other income (loss)                                               (365)          (987)            2,117          7,412
                                                                -----------    -----------      ------------   ------------
                                                                14,222,614     15,915,696        47,506,000     48,290,666
                                                                -----------    -----------      ------------   ------------

BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2001 - $2,955,704; 2000 - $3,574,770
      nine months: 2001 - $8,644,930; 2000 - $10,491,420)        8,978,108      8,327,691        26,675,119     25,393,819
    Amortization of deferred policy acquisition costs            1,715,286      1,608,404         5,248,443      5,156,776
    Other operating expenses (net of reinsurance ceded:
      three months: 2001 - $65,686; 2000 - $114,066
      nine months: 2001 - $241,231; 2000 - $260,600)             2,314,554      1,598,073         6,663,031      7,553,368
                                                                -----------    -----------      ------------   ------------
                                                                13,007,948     11,534,168        38,586,593     38,103,963
                                                                -----------    -----------      ------------   ------------

INCOME BEFORE INCOME TAX                                         1,214,666      4,381,528         8,919,407     10,186,703

Income tax expense                                                 365,543      1,511,627         3,023,679      3,514,412
                                                                -----------    -----------      ------------   ------------

NET INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                          849,123      2,869,901         5,895,728      6,672,291

Cumulative effective of change in accounting
principle, net of income tax                                                                       (284,968)
                                                                -----------    -----------      ------------   ------------

NET INCOME                                                   $     849,123   $  2,869,901     $   5,610,760   $  6,672,291
                                                                ===========    ===========       ===========   ============

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                       CONDENSED BALANCE SHEETS

                                                                              September 30                December 31
                                                                                  2001                         2000
                                                                              --------------              --------------
                                                                               (Unaudited)
ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost:  2001 - $455,656,753; 2000 - $428,392,599)              $464,696,721                $418,756,679
     Mortgage loans on real estate                                                 2,844,883                   3,215,344
     Policy loans                                                                 54,037,225                  54,465,893
     Short-term investments                                                                                    4,000,000
                                                                              --------------              --------------
       Total investments                                                         521,578,829                 480,437,916
   Cash                                                                            8,407,446                   1,165,410
   Accrued investment income                                                       8,957,251                   8,914,306
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                         7,007,036                   1,952,449
   Reinsurance receivables                                                        19,587,610                  23,136,896
   Deferred policy acquisition costs                                             118,411,339                 128,228,360
   Other assets                                                                       20,469                      27,333
   Assets related to separate accounts
     Variable Annuity                                                              8,204,456                   9,037,035
                                                                              --------------              --------------
                                                                                $692,174,436                $652,899,705
                                                                              ==============              ==============
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                          $458,318,944                $452,212,971
     Unearned premiums                                                             7,616,340                   8,154,233
                                                                              --------------              --------------
                                                                                 465,935,284                 460,367,204
   Annuity deposits                                                               38,779,014                  28,059,246
   Other policyholders' funds                                                      5,713,358                   5,794,289
   Other liabilities                                                              23,744,227                  21,209,531
   Deferred income taxes                                                          16,443,822                   9,063,941
   Liabilities related to separate accounts
     Variable Annuity                                                              8,204,456                   9,037,035
                                                                              --------------              --------------
                                                                                 558,820,161                 533,531,246
                                                                              --------------              --------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares authorized and
     issued:  2,000                                                                    2,000                       2,000
   Common Stock, $10.00 par value,
     Shares authorized:  500,000
     Shares issued and outstanding:  250,000                                       2,500,000                   2,500,000
   Additional paid-in capital                                                    101,386,324                 101,386,324
   Retained earnings                                                              24,359,092                  18,748,333
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2001 - $2,749,847; 2000 - $(1,759,798))                                5,106,859                  (3,268,198)
                                                                              --------------              --------------
                                                                                 133,354,275                 119,368,459
                                                                              --------------              --------------
                                                                                $692,174,436                $652,899,705
                                                                              ==============              ==============

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30
                                                                                               ----------------------------
                                                                                                   2001             2000
                                                                                                   ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                $   5,610,760   $    6,672,291
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment gains                                                                   1,247,649           28,070
     Amortization of deferred policy acquisition costs                                           5,248,443        5,156,776
     Capitalization of deferred policy acquisition costs                                        (1,222,606)      (1,899,680)
     Deferred income tax                                                                         3,023,679        3,514,412
     Interest credited to universal life and investment products                                26,004,415       25,721,267
     Policy fees assessed on universal life and investment products                            (27,210,713)     (28,448,863)
     Change in accrued investment income and other receivables                                  (1,548,246)       5,549,246
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                     442,632        2,173,293
     Change in other liabilities                                                                 2,534,696          401,439
     Other (net)                                                                                     6,864           14,459
                                                                                                ----------       ----------
   Net cash provided by operating activities                                                    14,137,573       18,882,710
                                                                                                ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                            130,773,152      281,483,032
     Other                                                                                         812,016          779,055
   Sale of available for sale investments                                                       52,729,791        2,973,510
   Cost of investments acquired
     Investments available for sale                                                           (208,181,079)    (326,078,267)
     Other                                                                                                         (116,493)
                                                                                                ----------       ----------
   Net cash used in investing activities                                                       (23,866,120)     (40,959,163)
                                                                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                            38,498,681       37,722,256
   Investment product withdrawals                                                              (21,528,098)     (17,472,062)
                                                                                                ----------       ----------
   Net cash provided by financing activities                                                    16,970,583       20,250,194
                                                                                                ----------       ----------
INCREASE (DECREASE) IN CASH                                                                      7,242,036       (1,826,259)
CASH AT BEGINNING OF PERIOD                                                                      1,165,410        4,021,839
                                                                                                ----------       ----------
CASH AT END OF PERIOD                                                                       $    8,407,446   $    2,195,580
                                                                                                ==========       ==========

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

                                                               Operating Segment Income for the
                                                             Three Months Ended September 30, 2001
                                              ------------------------------------------------------------------------------
                                                                                 Dental                         Financial
                                               Acquisitions                     Benefits                       Institutions
                                              ---------------                   --------                       -------------

Premiums and policy fees                         $10,545,795                    $476,137                          $839,344
Reinsurance ceded                                 (4,171,320)                   (228,902)                           (1,027)
                                              ---------------                   --------                       -------------
   Net of reinsurance ceded                        6,374,475                     247,235                           838,317
Net investment income                              7,606,652                         635                           150,456
Other income
                                              ---------------                   --------                       -------------
       Total revenues                             13,981,127                     247,870                           988,773
                                              ---------------                   --------                       -------------
Benefits and settlement expenses                   7,459,729                     127,093                           724,434
Amortization of deferred policy
   acquisition costs                               1,498,790                                                       155,068
Other operating expenses                           2,156,286                      37,868                            20,944
                                              ---------------                   --------                       -------------
       Total benefits and expenses                11,114,805                     164,961                           900,446
                                              ---------------                   --------                       -------------
Income before income tax                           2,866,322                      82,909                            88,327

                                                                          Corporate
                                                 Investment                  and
                                                  Products                  Other            Adjustments          Total
                                              ---------------           -------------       ------------        ------------

Premiums and policy fees                            $ 42,596                                                    $11,903,872
Reinsurance ceded                                                                                                (4,401,249)
                                              ---------------           -------------       ------------        ------------
   Net of reinsurance ceded                           42,596                                                      7,502,623
Net investment income                                662,561                $158,981                              8,579,285
Realized investment gains                                                                      $(1,858,929)      (1,858,929)
Other income                                            (365)                                                          (365)
                                              ---------------           -------------       ------------        ------------
       Total revenues                                704,792                 158,981            (1,858,929)      14,222,614
                                              ---------------           -------------       ------------        ------------
Benefits and settlement expenses                     666,852                                                      8,978,108
Amortization of deferred policy
   acquisition costs                                  61,428                                                      1,715,286
Other operating expenses                              75,775                  23,681                              2,314,554
                                              ---------------           -------------       ------------        ------------
       Total benefits and expenses                   804,055                  23,681                             13,007,948
                                              ---------------           -------------       ------------        ------------
Income (loss) before income tax                      (99,263)                135,300            (1,858,929)       1,214,666
Income tax expense                                                                                 365,543          365,543
                                                                                                                ------------
       Net income                                                                                             $     849,123
                                                                                                                ============

                                                               Operating Segment Income for the
                                                             Three Months Ended September 30, 2000
                                              ------------------------------------------------------------------------------

                                                                                 Dental                         Financial
                                               Acquisitions                     Benefits                       Institutions
                                              ---------------                   --------                       -------------
Premiums and policy fees                         $10,958,563                     $328,131                         $713,408
Reinsurance ceded                                 (4,154,413)                    (164,066)                          94,614
                                              ---------------                   --------                       -------------
   Net of reinsurance ceded                        6,804,150                      164,065                          808,022
Net investment income                              7,311,983                        1,356                          169,683
Other income                                           8,718
                                              ---------------                   --------                       -------------
       Total revenues                             14,124,851                      165,421                          977,705
                                              ---------------                   --------                       -------------
Benefits and settlement expenses                   7,365,395                       88,753                          576,369
Amortization of deferred policy
   acquisition costs                               1,418,865                                                       189,539
Other operating expenses                           2,555,214                          690                           24,310
                                              ---------------                   --------                       -------------
       Total benefits and expenses                11,339,474                       89,443                          790,218
                                              ---------------                   --------                       -------------
Income before income tax                           2,785,377                       75,978                          187,487

                                                                          Corporate
                                                   Investment                and
                                                   Products                 Other            Adjustments           Total
                                              ---------------           -------------       ------------        ------------

Premiums and policy fees                          $    35,923                                                   $12,036,025
Reinsurance ceded                                                                                                (4,223,865)
                                              ---------------           -------------       ------------        ------------
   Net of reinsurance ceded                            35,923                                                     7,812,160
Net investment income                                 413,852              $235,719                               8,132,593
Realized investment gains                                                                      $  (28,070)          (28,070)
Other income                                           (9,705)                                                         (987)
                                              ---------------           -------------       ------------        ------------
       Total revenues                                 440,070               235,719               (28,070)       15,915,696
                                              ---------------           -------------       ------------        ------------
Benefits and settlement expenses                      297,174                                                     8,327,691
Amortization of deferred policy
   acquisition costs                                                                                              1,608,404
Other operating expenses                             (908,032)              (74,109)                              1,598,073
                                              ---------------           -------------       ------------        ------------
       Total benefits and expenses                   (610,858)              (74,109)                             11,534,168
                                              ---------------           -------------       ------------        ------------
Income (loss) before income tax                     1,050,928               309,828               (28,070)        4,381,528
Income tax expense                                                                              1,511,627         1,511,627
                                                                                                                ------------
Net income                                                                                                      $ 2,869,901
                                                                                                                ============

                                                               Operating Segment Income for the
                                                             Nine Months Ended September 30, 2001
                                              ------------------------------------------------------------------------------

                                                                                 Dental                         Financial
                                               Acquisitions                     Benefits                       Institutions
                                              ---------------                   --------                       -------------

Premiums and policy fees                         $32,444,234                   $1,359,619                        $2,556,710
Reinsurance ceded                                (12,230,252)                    (652,988)                           83,314
                                              ---------------                   --------                       -------------
   Net of reinsurance ceded                       20,213,982                      706,631                         2,640,024
Net investment income                             22,277,832                        3,166                           458,319
Other income                                             244
                                              ---------------                   --------                       -------------
       Total revenues                             42,492,058                      709,797                         3,098,343
                                              ---------------                   --------                       -------------
Benefits and settlement expenses                  22,675,061                      511,452                         1,867,239
Amortization of deferred policy
   acquisition costs                               4,585,970                                                        490,941
Other operating expenses                           6,402,462                       81,510                            59,952
                                              ---------------                   --------                       -------------
       Total benefits and expenses                33,663,493                      592,962                         2,418,132
                                              ---------------                   --------                       -------------
Income before income tax                           8,828,565                      116,835                           680,211

                                                                          Corporate
                                                  Investment                  and
                                                   Products                  Other            Adjustments          Total

                                              ---------------           -------------       ------------        ------------
Premiums and policy fees                          $  108,981                                                    $36,469,544
Reinsurance ceded                                                                                               (12,799,926)
                                              ---------------           -------------       ------------        ------------
   Net of reinsurance ceded                          108,981                                                     23,669,618
Net investment income                              1,161,924              $1,180,673                             25,081,914
Realized investment losses                                                                     $(1,247,649)      (1,247,649)
Other income                                           1,873                                                          2,117
                                              ---------------           -------------       ------------        ------------
       Total revenues                              1,272,778               1,180,673            (1,247,649)      47,506,000
                                              ---------------           -------------       ------------        ------------
Benefits and settlement expenses                   1,621,367                                                     26,675,119
Amortization of deferred policy
   acquisition costs                                 171,532                                                      5,248,443
Other operating expenses                             173,604                 (54,497)                             6,663,031
                                              ---------------           -------------       ------------        ------------
       Total benefits and expenses                 1,966,503                 (54,497)                            38,586,593
                                              ---------------           -------------       ------------        ------------
Income (loss) before income tax                     (693,725)              1,235,170            (1,247,649)       8,919,407
Income tax expense                                                                               3,023,679        3,023,679
Cumulative effect of change in
   accounting principle                                                                           (284,968)        (284,968)
                                                                                                                ------------
       Net income                                                                                               $ 5,610,760
                                                                                                                ============

                                                              Operating Segment Income for the
                                                            Nine Months Ended September 30, 2000
                                              ------------------------------------------------------------------------------
                                                                                 Dental                       Financial
                                              Acquisitions                       Benefits                     Institutions
                                              ---------------                   --------                       -------------

Premiums and policy fees                        $34,087,145                      $928,320                       $2,123,610
Reinsurance ceded                               (12,139,026)                     (464,159)                          94,614
                                              ---------------                   --------                       -------------
   Net of reinsurance ceded                      21,948,119                       464,161                        2,218,224
Net investment income                            21,951,958                         4,647                          462,154
Other income                                          8,718
                                              ---------------                   --------                       -------------
       Total revenues                            43,908,795                       468,808                        2,680,378
                                              ---------------                   --------                       -------------
Benefits and settlement expenses                 22,617,803                       248,899                        1,752,828
Amortization of deferred policy
   acquisition costs                              4,614,631                                                        542,145
Other operating expenses                          7,826,612                         3,365                           49,204
                                              ---------------                   --------                       -------------
       Total benefits and expenses               35,059,046                       252,264                        2,344,177
                                              ---------------                   --------                       -------------
Income before income tax                          8,849,749                       216,544                          336,201

                                                                            Corporate
                                                Investment                     and
                                                 Products                     Other         Adjustments           Total
                                              ---------------           -------------       ------------        ------------

Premiums and policy fees                       $     84,035                                                    $37,223,110
Reinsurance ceded                                                                                              (12,508,571)
                                              ---------------           -------------       ------------        ------------
   Net of reinsurance ceded                          84,035                                                     24,714,539
Net investment income                               965,739                  $212,287                           23,596,785
Realized investment losses                                                                    $  (28,070)          (28,070)
Other income                                         (1,306)                                                         7,412
                                              ---------------           -------------       ------------        ------------
       Total revenues                             1,048,468                   212,287            (28,070)       48,290,666
                                              ---------------           -------------       ------------        ------------
Benefits and settlement expenses                    774,289                                                     25,393,819
Amortization of deferred policy
   acquisition costs                                                                                             5,156,776
Other operating expenses                           (385,999)                   60,186                            7,553,368
                                              ---------------           -------------       ------------        ------------
       Total benefits and expenses                  388,290                    60,186                           38,103,963
                                              ---------------           -------------       ------------        ------------
Income (loss) before income tax                     660,178                   152,101            (28,070)       10,186,703
Income tax expense                                                                             3,514,412         3,514,412
                                                                                                                ------------
       Net income                                                                                             $  6,672,291
                                                                                                                ============

                                                           Operating Segment Assets
                                                             September 30, 2001
                                                --------------------------------------------------------------------------

                                                                                 Dental                       Financial
                                                Acquisitions                    Benefits                     Institutions
                                                --------------                ------------                  --------------

Investments and other assets                      $479,111,231                 $3,958,879                      $10,339,157
Deferred policy acquisition costs                  114,607,214                                                   1,574,641
                                                --------------                ------------                  --------------
       Total assets                               $593,718,445                 $3,958,879                      $11,913,798
                                                ==============                ============                  ==============

                                                                                Corporate
                                                 Investment                       and
                                                  Products                       Other                           Total
                                                --------------                --------------                  --------------

Investments and other assets                      $39,206,462                    $41,147,368                   $573,763,097
Deferred policy acquisition costs                   2,229,484                                                   118,411,339
                                                --------------                --------------                  --------------
       Total assets                               $41,435,946                    $41,147,368                   $692,174,436
                                                ==============                ==============                  ==============

                                                                     Operating Segment Assets
                                                                        December 31, 2000
                                               ----------------------------------------------------------------------------
                                                                               Dental                          Financial
                                               Acquisitions                   Benefits                        Institutions
                                               --------------                ------------                  --------------

Investments and other assets                    $453,999,198                   $4,034,632                      $11,462,251
Deferred policy acquisition costs                124,984,368                                                     1,596,654
                                               --------------                 ------------                  ---------------
       Total assets                             $578,983,566                   $4,034,632                      $13,058,905
                                               ==============                 ============                  ===============

                                                                                Corporate
                                               Investment                          and
                                                Products                          Other                          Total
                                               -------------                  -------------                ----------------

Investments and other assets                    $25,799,102                      $29,376,162                   $524,671,345
Deferred policy acquisition costs                 1,647,338                                                     128,228,360
                                               -------------                  --------------               ----------------
       Total assets                             $27,446,440                      $29,376,162                   $652,899,705
                                               =============                  ==============               ================
NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 2001, and for the nine months then ended, the Company had share-owners’ equity and net income prepared in conformity with statutory reporting practices of $41.1 million and $10.9 million, respectively.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). The Codification changed current statutory accounting rules in several areas and was effective January 1, 2001. The adoption of the Codification did not have a material effect on the Company’s statutory capital.

NOTE E - COMPREHENSIVE INCOME
         The following table sets forth the Company's comprehensive income for the periods shown:

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30                September 30
                                                                -----------------------------------------------------------

                                                                   2001             2000             2001           2000
                                                                   ----             ----             ----           ----

Net income                                                        $  849,123       $2,869,901      $5,610,760   $ 6,672,291
Increase in net unrealized gains
   on investments (net of income tax:
   three months: 2001 - $2,411,645; 2000 - $1,062,485
   nine months: 2001 - $3,919,524; 2000 - $3,424,114)              4,478,770        1,973,184       7,279,117     6,359,067
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2001 - $650,625; 2000 - $9,824
   nine months: 2001 - $436,677; 2000 - $9,824)                    1,208,304           18,246         810,972        18,246
Transition adjustment on derivative financial
   instruments (net of income tax:
   nine months: 2001 - $153,444)                                                                      284,968
                                                                  ----------       ----------     -----------   -----------
Comprehensive income                                              $6,536,197       $4,861,331     $13,985,817   $13,049,604
                                                                  ==========       ==========     ===========   ===========
NOTE F - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $0.3 million and a cumulative after-tax increase to other comprehensive income of $0.3 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

        In September 2000 the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the Company’s financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 revises SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on the Company’s financial position or results of operations.

NOTE H - PENDING SALE OF DENTAL BENEFITS DIVISION

        On July 10, 2001, PLC announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. PLC anticipates that the transaction will close in December 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. PLC will realize a pretax gain on the sale, but will incur income tax expense and exit costs that currently are estimated to result in a loss after income tax of approximately $23.9 million. The sale of the Dental Benefits Division is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September, 2001, the Company was involved in the businesses of four of PLC’s seven divisions: the Acquisitions Division, the Dental Benefits Division, the Financial Institutions Division and the Investment Products Division. The Company has an additional business segment which is described herein as Corporate and Other.

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

        The following discussion and analysis primarily relates to the nine months ended September 30, 2001, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2001, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended September 30, 2001, and September 30, 2000, has been provided. It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of the Company’s performance.

Revenues
         The following table sets forth revenues by source for the periods shown:

                                                          Three Months Ended                   Nine Months Ended
                                                              September 30                        September 30
                                                    ---------------------------------       -----------------------------
                                                           2001              2000               2001              2000
                                                           ----              ----               ----              ----

         Premiums and policy fees                     $  7,502,623      $  7,812,160         $23,669,618      $24,714,539
         Net investment income                           8,579,285         8,132,593          25,081,914       23,596,785
         Realized investment losses                     (1,858,929)          (28,070)         (1,247,649)         (28,070)
         Other income                                         (365)             (987)              2,117            7,412
                                                       -----------      -------------        -----------     ------------
                                                       $14,222,614       $15,915,696         $47,506,000      $48,290,666
                                                       ===========      =============        ===========     ============

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $1.0 million or 4.2% in the first nine months of 2001 over the first nine months of 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2000 or the first nine months of 2001, therefore decreases in older acquired policies resulted in a decrease of $1.7 million in the first nine months of 2001 as compared with the first nine months of 2000. This decrease was partially offset by increases in premiums and policy fees in both the Dental Benefits and Financial Institutions Divisions. Premiums and policy fees related to the Investment Products Division remained relatively unchanged in the first nine months of 2001 as compared to the same period in 2000.

        Net investment income in the first nine months of 2001 increased by $1.5 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

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

        Realized investment losses were approximately $1.2 million in the first nine months of 2001. During the third quarter of 2001, the Company recorded other than temporary impairments on its investments of $1.9 million. There were no significant realized investment gains (losses) in the first nine months of 2000.

        The Company reported an insignificant amount of other income in the first nine months of 2001 and 2000.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      Operating Income (Loss) and Income (Loss) Before Income Tax
                                                            (In Thousands)

                                                           Three Months Ended                       Nine Months Ended
                                                               September 30                            September 30
                                                          --------------------------             -------------------------
                                                            2001               2000                2001            2000
                                                            ----               -----               ----            ----
Operating Income (Loss)1
     Acquisitions                                        $2,866,322         $2,785,377        $ 8,828,565     $  8,849,749
     Dental Benefits                                         82,909             75,978            116,835          216,544
     Financial Institutions                                  88,327            187,487            680,211          336,201
     Investment Products                                    (99,263)         1,050,928           (693,725)         660,178
     Corporate and Other                                    135,300            309,828          1,235,170          152,101
                                                          ----------         ---------         ----------       ----------
           Total operating income                         3,073,595          4,409,598         10,167,056       10,214,773
                                                          ----------         ---------         ----------       ----------

Realized Investment Losses
     Unallocated Realized Investment Losses              (1,858,929)           (28,070)        (1,247,649)         (28,070)
                                                         -----------         ----------        -----------         --------
           Total net                                     (1,858,929)           (28,070)        (1,247,649)         (28,070)
                                                         -----------         ----------        -----------         --------

Income (Loss) Before Income Tax
     Acquisitions                                         2,866,322          2,785,377          8,828,565        8,849,749
     Dental Benefits                                         82,909             75,978            116,835          216,544
     Financial Institutions                                  88,327            187,487            680,211          336,201
     Investment Products                                    (99,263)         1,050,928           (693,725)         660,178
     Corporate and Other                                    135,300            309,828          1,235,170          152,101
     Unallocated Realized Investment Losses              (1,858,929)           (28,070)        (1,247,649)         (28,070)
                                                         ----------         ----------        ------------     -----------
           Total income before income tax                $1,214,666         $4,381,528        $ 8,919,407      $10,186,703
                                                         ==========         ==========        ============     ===========

1 Income (loss) before income tax excluding realized investment gains and losses

        Pretax operating income from the Acquisitions Division was $8.8 million in the first nine months of 2001 as compared to $8.8 million in the same period of 2000. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the Division and the decrease in operating expenses partially offset the decrease in premiums and policy fees.

        The Dental Benefits Division had pretax earnings of $0.1 million in the first nine months of 2001 as compared to $0.2 million in the first nine months of 2000. The decrease is primarily due to increased benefit and settlement expenses in 2001.

        The Financial Institutions Division's pretax operating income was $0.7 million in the first nine months of 2001 as compared to $0.3 million in the same period of 2000. The increase in operating income was primarily due to an increase in sales for the period.

        The Investment Products Division began marketing certain annuity products in the state of New York in the latter part of 1998. The Division had pretax operating losses of $0.7 million in the first nine months of 2001 and $0.7 million of pretax income in the same period of 2000. The amortization of deferred acquisition costs and an increase in settlement costs contributed to the loss.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $1.2 million in the first nine months of 2001 as compared to a $0.2 million in the first nine months of 2000.

Income Taxes
         The following table sets forth the effective tax rates for the periods shown:

                                                      Three Months Ended                   Nine Months Ended
                                                          September 30                       September 30
                                                      ----------------------            ------------------------
                                                       2001            2000               2001            2000
                                                       ----            ----              -----            -----

         Estimated Effective Income
            Tax Rates                                  30.1%           34.5%              33.9%           34.5%

        The effective income tax rate for the full year of 2000 was 34.5%. Management's estimate of the effective income tax rate for 2001 is approximately 33.9%.

Net Income
         The following table sets forth net income for the periods shown:

                                                      Three Months Ended                         Nine Months Ended
              Net Income                                  September 30                             September 30
             ------------                             -----------------------                 -------------------------
                                                        2001            2000                    2001              2000
                                                        ----            ----                    ----              ----

                Total                                 $849,123        $2,869,901              $5,610,760       $6,672,291

        Compared to the same period in 2000, net income in the first nine months of 2001 decreased $1.1 million, reflecting decreases in the Acquisitions, Investment Products and Dental Benefits Divisions and a charge to earnings related to the cumulative effect of a change in accounting principle, which were partially offset by increases in the Financial Institutions Division and the Corporate and Other segment.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	November 14, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)