Form 10-K
period 2001-12-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2002-03-27
CIK 1050566

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

For the fiscal year ended	Commission File Number
December 31, 2001	333-42425

_____________

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

(Exact name of Registrant as specified in its charter)

Alabama	63-0761690
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
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

Number of shares of Common Stock, $10.00 Par Value, outstanding as of March 8, 2002: 250,000.

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

        PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates several segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Credit Products.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 2001, the Company was involved in the businesses of three of PLC’s operating segments: Acquisitions, Credit Products, and Annuities. The Company has an additional business segment which is described herein as Corporate and Other.

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

Item 2. Properties

        The Company has no properties. The Company has contracts with PLC and Protective under which it receives investment, legal, and data processing services on a fee basis and other managerial and administrative services on a shared cost basis.

        Protective’s administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223.

Item 3. Legal Proceedings

        There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its affiliates is a party or of which any of its affiliates’ properties is subject. For additional information regarding legal proceedings see Note E to the financial statements included herein.

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

        At December 31, 2001, $94.2 million of share-owners’ equity, excluding net unrealized gains and losses, represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2002 is estimated to be $16.4 million.

        In 2001, the Company declared and paid a cash dividend on common stock of $11.9 million. In 2000, the Company declared and paid a cash dividend on common stock of approximately $12.8 million. Preferred dividends of $1.0 million were paid in 2001. No preferred dividends were paid in 2000. The Company expects to continue to be able to pay cash dividends, subject to its earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data

Not required in accordance with General Instruction I(2)(a).

Item 7. Management's Narrative Analysis of the Results of Operations

        In accordance with General Instruction I(2)(a), the Company includes the following analysis with the reduced disclosure format.

Critical Accounting Policies

        In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, (or other factors appropriate to the type of business) it expects to experience in future periods. Similar assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other items. The Company’s actual experience, as well as changes in estimates, are components of the Company’s statements of income.

Revenues

The following table sets forth revenues by source for the periods shown:

                                                                                 Year Ended                 Percentage
                                                                                 December 31                 Increase
                                                                                                            (Decrease)
                                                                     ------------------------------------   -----------
                                                                           2001               2000
                                                                           ----               ----

              Premiums and policy fees...........................      $29,086,430       $30,557,133            (4.8)%
              Net investment income..............................       33,876,409        31,686,448             6.9
              Realized investment (losses) gains.................       (1,113,538)           42,148             -
              Other income (loss)................................            5,731            (6,551)            -
                                                                       -----------       -----------
                                                                       $61,855,032       $62,279,178
                                                                       ===========       ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $1.5 million or 4.8% in 2001 as compared to 2000. Premiums and policy fees in the Acquisitions segment are expected to decline with time unless new acquisitions are made. There were no new acquisitions made in 2001, therefore resulting in a decrease of $2.2 million. Premiums and policy fees from the Credit Products segment were $0.7 million higher in 2001 as compared to 2000 due to increased marketing efforts and sales momentum. The Annuities segment experienced a small increase in premiums in 2001 as compared to 2000.

        Net investment income for 2001 was $2.2 million or 6.9% higher than for the preceding year primarily due to increases in the average amount of invested assets. The percentage earned on average cash and investments was 6.6% in 2001 and 6.5% in 2000.

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

        Realized investment gains in 2001 were approximately $1.1 million and realized investment losses were approximately $2.2 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                                   Operating Income (Loss) and Income (Loss) Before
                                                                           Income Tax Year Ended December 31
                                                                  ----------------------------------------------------

                                                                           2001                          2000
                                                                           ----                          ----
       Operating Income (Loss)(1)
       Life Insurance
            Acquisitions..................................              $11,538,404                  $11,605,470
       Specialty Insurance Products
            Credit Products...............................                  976,656                      603,586
       Retirement Savings and
         Investment Products
            Annuities.....................................                 (646,706)                     870,329
       Corporate and Other................................                1,531,512                      305,451
                                                                        ------------                  ----------
       Total operating income.............................               13,399,866                   13,384,836
                                                                        ============                  ==========
       Realized Investment Gains (Losses)
       Unallocated Realized Investment Gains (Losses).....               (1,113,538)                      42,148
                                                                        ------------                  ----------
       Total..............................................               (1,113,538)                      42,148
                                                                        ------------                  ----------
       Income (Loss) Before Income Tax
       Life Insurance
            Acquisitions..................................               11,538,404                   11,605,470
       Specialty Insurance Products
            Credit Products...............................                  976,656                      603,586
       Retirement Savings and
         Investment Products
            Annuities.....................................                 (646,706)                     870,329
       Corporate and Other................................                1,531,512                      305,451
       Unallocated Realized Investment Gains (Losses).....               (1,113,538)                      42,148
                                                                        ------------                 -----------
       Total income from continuing operations before
         income tax.......................................              $12,286,328                  $13,426,984
                                                                        ============                 ===========

         (1)     Income  (loss) from  continuing  operations  before  income tax  excluding  realized  investment  gains and losses and related amortization of deferred policy acquisition costs.

        Pretax earnings from the Acquisitions segment decreased $0.1 million in 2001 as compared to 2000. Earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2001.

        The Credit Products segment’s 2001 pretax earnings increased $0.4 million as compared to 2000 primarily due to an increase in sales momentum.

        The Annuities segment’s 2001 pretax earnings decreased $1.5 million primarily due to an increase in policy benefits.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax earnings in 2001 increased $1.2 million over 2000, primarily due to increased net investment income on capital.

Income Tax Expense

The following table sets forth the effective income tax rates for the periods shown:

                      Year Ended                                          Effective Income
                      December 31                                            Tax Rates
                      -----------                                         ----------------

                      2001...................................                  33.9%
                      2000...................................                  34.5

Management's current estimate of the effective income tax rate for 2002 is 33.9%.

Discontinued Operations

        On December 31, 2001, PLC completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. In 2000, the loss from discontinued operations, net of income tax, was $51,006. In 2001, income from discontinued operations was $158,889 and the gain from the sale of discontinued operations was $1,625,000, both net of income tax.

Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of approximately $0.3 million.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle for the periods shown:

                                                                                                  Net Income
                                                                                    ----------------------------------------

                                                                                                            Percentage
                                     Year Ended                                                              Increase
                                     December 31                                          Amount            (Decrease)
                                     ------------                                      -----------          ------------

                                     2001......................................         $8,121,263              (7.7)%
                                     2000......................................          8,794,674              (2.8)

        Net income from continuing operations before cumulative effect of change in accounting principle in 2001 decreased 7.7%, compared to 2000, reflecting improved operating earnings in the Credit Products segment and the Corporate and Other segment, offset by lower operating earnings in the Acquisitions and Annuities segments, and lower realized investment gains.

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

        The Company’s investments in debt securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2001, the Company’s fixed maturity investments (bonds) had a market value of $445.7 million, which is 0.7% above amortized cost of $442.6 million. The Company had $2.7 million in mortgage loans at December 31, 2001. While the Company’s mortgage loans do not have quoted market values, at December 31, 2001, the Company estimates the market value of its mortgage loans to be $2.9 million (using discounted cash flows from the next call date), which is 5.7% above amortized cost.

The approximate percentage distribution of the Company's fixed maturity investments by quality rating at December 31 is as follows:

                             Rating                                                       2001               2000
                             -------                                                    ------              -----

                             AAA...........................................               6.0%                4.9%
                             AA............................................               5.4                 5.6
                             A.............................................              44.0                44.5
                             BBB...........................................              42.2                42.2
                             BB or Less....................................               2.4                 2.8
                                                                                        ------              ------
                                                                                        100.0%              100.0%
                                                                                        ======              ======

        At December 31, 2000, the Company’s fixed maturity investments had a market value of $418.8 million, which was 2.2% below amortized cost of $428.4 million. The Company estimated the market value of its mortgage loans to be $3.4 million at December 31, 2000, which was 6.3% above amortized cost of $3.2 million.

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

                                 Estimated Market Values Resulting From An
                                   Immediate 1 Percentage Point Increase
                                             In Interest Rates

                                                                                             Percent
At December 31, 2001                                                   Amount                Change
--------------------                                                 -------------           --------

Fixed maturities.......................................               $425,089,252             (4.6)%
Mortgage loans.........................................                  2,817,280             (1.9)

 At December 31, 2000

Fixed maturities.......................................               $402,006,412             (4.0)%
Mortgage loans.........................................                  3,294,017             (2.1)

        Estimated market values were derived from the durations of the Company's fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company's fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

Liabilities

        Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered. Certain annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2001, the Company had $47.3 million of annuity account balances with an estimated fair value of $46.4 million (using surrender value).

        At December 31, 2000, the Company had $28.1 million of annuity account balances with an estimated fair value of $27.5 million.

        The following table sets forth the estimated fair values of the Company's annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

           Estimated Fair Values Resulting From An
            Immediate 1 Percentage Point Decrease
                      In Interest Rates

                                                                                             Percent
At December 31, 2001                                                   Amount                Change
----------------------                                                ------------           ----------

Annuity account balances...............................                $48,484,093              4.5%

At December 31, 2000

Annuity account balances...............................                $28,690,049              4.3%

        Estimated fair values were derived from the durations of the Company's annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of the Company's annuity account balances are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        Approximately one-fourth of the Company's liabilities relate to products (primary whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Item 8. Financial Statements and Supplementary Data

Statements of Share-Owners' Equity for the years ended

Financial Statement Schedules:
     Schedule III-- Supplementary Insurance Information..................................................      28
     Schedule IV-- Reinsurance...........................................................................      29

     All other schedules to the financial  statements  required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note A of the Notes to the Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2002
                                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                         STATEMENTS OF INCOME

                                                                                           Year Ended December 31
                                                                               -------------------------------------------------

                                                                                     2001             2000            1999
                                                                                     ----             ----            ----

REVENUES
    Premiums and policy fees..............................................      $47,707,465       $47,876,379     $54,422,828
    Reinsurance ceded.....................................................      (18,621,035)      (17,319,246)    (20,042,501)
                                                                                ------------      ------------    ------------
      Net of reinsurance ceded............................................       29,086,430        30,557,133      34,380,327
    Net investment income.................................................       33,876,409)       31,686,448      28,272,903
    Realized investment gains (losses)....................................       (1,113,538)           42,148          89,550
    Other income (loss)...................................................            5,731            (6,551)         90,289
                                                                                ------------      ------------    ------------
                                                                                 61,855,032        62,279,178      62,833,069
                                                                                ------------      ------------    ------------

BENEFITS AND EXPENSES
    Benefits and settlement expenses (net of reinsurance ceded:
      2001-$13,449,131; 2000-$15,454,285; 1999-$17,399,370)...............       33,344,929        32,765,035      30,549,469
    Amortization of deferred policy acquisition costs.....................        7,034,480         6,765,446       6,835,492
    Other operating expenses (net of reinsurance ceded: 2001-$397,265;
      2000-$286,602; 1999-$291,274).......................................        9,189,295         9,321,713      12,880,099
                                                                                ------------      ------------    ------------
                                                                                 49,568,704        48,852,194      50,265,060
                                                                                ------------      ------------    ------------

Income from continuing operations before income tax.......................       12,286,328        13,426,984      12,568,009
                                                                                ------------      ------------    ------------

INCOME TAX EXPENSE       .................................................        4,165,065         4,632,310       3,519,043
                                                                                ------------      ------------    ------------

Net income from continuing operations before cumulative effect of change in
accounting principle......................................................        8,121,263         8,794,674       9,048,966
Income (loss) from discontinued operations, net of income tax.............          158,889           (51,006)        352,207
Gain from sale of discontinued operations, net of income tax..............        1,625,000
                                                                                ------------      ------------    ------------

Net income before cumulative effect of change in accounting principle.....        9,905,152         8,743,668       9,401,173
Cumulative effect of change in accounting principle, net of income tax....         (284,968)
                                                                                ------------      ------------    ------------

Net income................................................................      $ 9,620,184       $ 8,743,668     $ 9,401,173
                                                                                ============      ============    ============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                            BALANCE SHEETS

                                                                                                           December 31
                                                                                                ----------------------------------

                                                                                                      2001             2000
                                                                                                      ----             ----

ASSETS
Investments:
     Fixed maturities, at market (amortized cost: 2001 - $442,583,178; 2000 - $428,392,599)      $445,730,493      $418,756,679
     Mortgage loans on real estate.......................................................           2,717,495         3,215,344
     Other long term investments.........................................................             470,030                 0
     Policy loans........................................................................          54,565,016        54,465,893
     Short-term investments..............................................................          12,000,000         4,000,000
                                                                                                 ------------      ------------
         Total investments...............................................................         515,483,034       480,437,916
Cash                                                                                                4,284,257         1,165,410
Accrued investment income................................................................           8,432,689         8,914,306
Accounts and premiums receivable, net of allowance for uncollectible
     amounts (2001 - $7,000; 2000 - $7,000)..............................................           7,888,382         1,952,449
Reinsurance receivables..................................................................          20,642,570        23,136,896
Deferred policy acquisition costs........................................................         118,997,438       128,228,360
Other assets.............................................................................              19,689            27,333
Assets related to separate accounts
     Variable annuity....................................................................           9,001,016         9,037,035
                                                                                                 ------------      ------------
                                                                                                 $684,749,075      $652,899,705
                                                                                                 ============      ============

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims...................................................        $458,568,381      $452,212,971
     Unearned premiums...................................................................           7,767,028         8,154,233
                                                                                                 ------------      ------------
                                                                                                  466,335,409       460,367,204
Annuity deposits.........................................................................          47,324,337        28,059,246
Other policyholders' funds...............................................................           5,874,932         5,794,289
Other liabilities........................................................................          17,390,459        21,209,531
Deferred income taxes....................................................................          17,077,829         9,063,941
Liabilities related to separate accounts
     Variable annuity....................................................................           9,001,016         9,037,035
                                                                                                 ------------      ------------
        Total liabilities................................................................         563,003,982       533,531,246
                                                                                                 ============      ============

COMMITMENTS AND CONTINGENT LIABILITIES- NOTE E

SHARE-OWNERS' EQUITY
Preferred Stock, $1.00 par value, shares
    authorized, issued and outstanding:  2,000...........................................               2,000             2,000
Common Stock, $10.00 par value
    Shares authorized: 2001 and 2000 - 500,000
    Shares issued and outstanding: 2001 and 2000 - 250,000...............................           2,500,000         2,500,000
Additional paid-in capital...............................................................         101,386,324       101,386,324
Retained earnings........................................................................          15,468,517        18,748,333
Accumulated other comprehensive income
  Net unrealized gains (losses) on investments
     (net of income tax: 2001 - $1,285,982; 2000 - ($1,759,799)).........................           2,388,252        (3,268,198)
                                                                                                 ------------      ------------
     Total share-owners' equity..........................................................         121,745,093       119,368,459
                                                                                                 ------------      ------------
                                                                                                 $684,749,075      $652,899,705
                                                                                                 ============      ============

                                                  See notes to financial statements.

                                       PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                  STATEMENTS OF SHARE-OWNERS' EQUITY

                                                                                                                 Net
                                                                                                              Unrealized
                                                                               Additional                       Gains            Total
                                                     Preferred     Common        Paid-In       Retained      (Losses) On     Share-Owners'
                                                       Stock        Stock        Capital       Earnings      Investments        Equity
                                                     ---------   ----------   ------------    -----------   -------------    ------------
        Balance, December 31, 1998..............       $2,000    $2,500,000   $101,574,516    $18,353,492   $   8,808,609    $131,238,617
          Net income for 1999...................                                                9,401,173                       9,401,173
          Change in net unrealized gains/losses on
           investments
           (net of income tax: ($(10,820,527))..                                                              (20,095,265)    (20,095,265)
          Reclassification adjustment for amounts
            included in net income
           (net of income tax: ($31,342)).......                                                                  (58,208)        (58,208)
          Comprehensive loss for 1999...........                                                                              ------------
          Reduction in paid in capital..........                                                                              (10,752,300)
                                                                                                                              ------------
          Common dividends ($20 per share)......                                  (188,192)                                      (188,192)

                                                                                               (5,000,000)                     (5,000,000)
                                                     ---------   ----------   ------------    -----------   -------------    -------------
        Balance, December 31, 1999..............        2,000     2,500,000    101,386,324     22,754,665     (11,344,864)    115,298,125
          Net income for 2000...................                                                8,743,668                       8,743,668
          Change in net unrealized gains/losses on
           investments
           (net of income tax:  $4,363,726).....                                                                8,104,062       8,104,062
          Reclassification adjustment for amounts
           included in net income
           (net of income tax:  ($14,752))......                                                                  (27,396)        (27,396)
                                                                                                                              ------------
          Comprehensive income for 2000.........                                                                               16,820,334
                                                                                                                              ------------
          Common dividends ($51 per share)......                                              (12,750,000)                    (12,750,000)

                                                     ---------   ----------   ------------    -----------   -------------    ------------
        Balance, December 31, 2000..............        2,000     2,500,000    101,386,324     18,748,333      (3,268,198)    119,368,459
                                                                                                                             ------------
          Net income for 2001...................                                                9,620,184                       9,620,184
          Change in net unrealized gains/losses on
           investments
           (net of income tax:  $2,502,598).....                                                                4,647,682       4,647,682
          Reclassification adjustment for amounts
           included in net income
          (net of income tax:  $389,738)........                                                                  723,800         723,800
          Transition adjustment on derivative
           financial instruments (net of income
           tax: $153,444).......................                                                                  284,968         284,968
                                                                                                                             ------------
          Comprehensive income for 2001.........                                                                               15,276,634
                                                                                                                             ------------
          Common dividends ($47.60 per share)...                                              (11,900,000)                    (11,900,000)
          Preferred dividends ($500.00 per share)                                              (1,000,000)                     (1,000,000)
                                                     ---------   ----------   ------------    -----------   -------------    ------------
        Balance, December 31, 2001                   $2,000      $2,500,000   $101,386,324    $15,468,517   $   2,388,252    $121,745,093
                                                     =========   ==========   ============    ===========   =============    ============

                                                  See notes to financial statements.

                                       PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                       STATEMENTS OF CASH FLOWS

                                                                                                           December 31
                                                                                      -----------------------------------------------------

                                                                                            2001             2000              1999
                                                                                            ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..................................................................       $   9,620,184    $  8,743,668     $    9,401,173
    Adjustments to reconcile net income to net cash provided by operating
      activities:                                                                          1,113,538         (42,148)           (89,550)
        Realized investment losses (gains)......................................           7,034,480       6,765,446          6,835,492
        Amortization of deferred policy acquisition costs.......................          (1,792,738)     (2,593,858)        (1,352,066)
        Capitalization of deferred policy acquisition costs.....................          (1,625,000)              0                  0
        Gain on sale of discontinued operations.................................           5,121,553       4,605,444          3,656,012
        Deferred income taxes...................................................          37,752,197      33,753,870         18,114,354
        Interest credited to universal life and investment products.............         (36,063,990)    (37,777,093)       (18,758,319)
        Policy fees assessed on universal life and investment products..........          (2,959,990)      4,751,257         (8,078,299)
        Change in accrued investment income and other receivables...............
        Change in policy liabilities and other policyholder funds of traditional
          life and health policies..............................................           1,495,557       3,848,851        (12,255,924)
        Change in other liabilities.............................................          (3,819,070)      2,871,472         10,396,783
        Other (net).............................................................          (1,013,986)        432,557             14,237
                                                                                       --------------     -----------       ------------
Net cash provided by operating activities.......................................          14,862,735      25,359,466          7,883,893
                                                                                       ==============     ===========       ============

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reduction of investments:
        Investments available for sale..........................................         134,614,161     401,392,138        256,525,416
        Other...................................................................             415,557         845,893          2,701,003
    Sale of investments:
        Investments available for sale..........................................         103,958,267      11,251,538         17,961,720
        Other...................................................................                   0       1,197,324                  0
    Cost of investments acquired:
        Investments available for sale..........................................        (262,462,048)   (453,746,936)      (301,844,318)
    Sale of discontinued operations.............................................           2,500,000
                                                                                       --------------     -----------       ------------
Net cash used in investing activities...........................................         (20,974,063)    (39,060,043)       (24,656,179)
                                                                                       ==============     ===========       ============

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners...................................................         (12,900,000)    (12,750,000)        (5,000,000)
    Investment product deposits and change in universal life deposits...........          56,941,071      47,248,477         36,600,618
    Investment product withdrawals..............................................         (34,810,896)    (23,654,329)       (10,806,493)
                                                                                       --------------     -----------       ------------
    Net cash provided by financing activities...................................           9,230,175      10,844,148         20,794,125
                                                                                       ==============     ===========       ============

INCREASE (DECREASE) IN CASH.....................................................           3,118,847      (2,856,429)         4,021,839
CASH AT BEGINNING OF YEAR.......................................................           1,165,410       4,021,839                  0
                                                                                       --------------     -----------       ------------
CASH AT END OF YEAR.............................................................      $    4,284,257    $  1,165,410     $    4,021,839
                                                                                       ==============     ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
There was no cash paid during any of the periods presented related to interest on indebtedness or income taxes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $0.3 million and a cumulative after-tax increase to other comprehensive income of $0.3 million on January 1, 2001. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the Company’s financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operations accounting is applied. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on the Company’s financial position or results of operations.

INVESTMENTS

        The Company has classified all of its investments in fixed maturities and short-term investments as “available for sale.”

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

• Policy loans – at unpaid balances.

• Other long-term investments – at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

• Short-term investments– at cost, which approximates current market value.

Substantially all short-term investments have maturities of three months or less at the time of acquisition.

        As prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners' equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect the Company's operations, its reported share-owners' equity will fluctuate significantly as interest rates change.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company’s balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                    2001              2000
                                                                    ----              ----

   Total investments...................................         $512,427,543    $490,073,836
   Deferred policy acquisition costs...................          118,378,695     123,620,437
   All other assets....................................           50,268,603      44,233,429
                                                                ------------    ------------
                                                                $681,074,841    $657,927,702
                                                                ============    ============

   Deferred income taxes...............................         $ 15,791,847    $ 10,823,740
   All other liabilities...............................          545,926,153     524,467,305
                                                                ------------    ------------
                                                                 561,718,000     535,291,045
   Share-owners' equity................................          119,356,841     122,636,657
                                                                ------------    ------------
                                                                $681,074,841    $657,927,702
                                                                ============    ============

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

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are being amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 3.6% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8.0%. The unamortized present value of future profits was approximately $113.7 million and $119.8 million at December 31, 2001 and 2000, respectively. During 2001, $6.1 million of present value of future profits was amortized. No amounts were capitalized during 2001. During 2000, $5.8 million of present value of future profits was amortized. No amounts were capitalized during 2000.

SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying financial statements.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUES AND BENEFITS EXPENSE
•	Traditional Life, Health, and Credit Insurance Products — Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

Activity in the liability for unpaid claims is summarized as follows:
                                                                              2001            2000             1999
                                                                              ----            ----             ----

          Balance beginning of year..............................         $ 7,372,438     $ 9,557,627     $   4,089,659
             Less reinsurance....................................           1,954,392       4,924,705           494,064
                                                                          -----------     -----------     -------------

          Net balance beginning of year..........................           5,418,046       4,632,922         3,595,595
                                                                          -----------     -----------     -------------

          Incurred related to:
          Current year...........................................          11,883,729      11,780,396        10,485,712
          Prior year.............................................             584,972        (213,798)         (501,227)
                                                                          -----------     -----------     -------------
             Total incurred......................................          12,468,701      11,566,598         9,984,485

          Acquisitions and reserve transfers.....................            (662,216)                          338,940

          Paid related to:
          Current year...........................................           9,454,229       9,504,618         8,999,287
          Prior year.............................................           2,155,651       1,276,856           286,811
                                                                          -----------     -----------     -------------
             Total paid..........................................          11,609,880      10,781,474         9,286,098
                                                                          -----------     -----------     -------------

          Net balance end of year................................           5,614,651       5,418,046         4,632,922
             Plus reinsurance....................................           1,459,829       1,954,392         4,924,705
                                                                          -----------     -----------     -------------
          Balance end of year....................................         $ 7,074,480     $ 7,372,438     $   9,557,627
                                                                          ===========     ===========     =============
•	Universal Life and Investment Products — Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.6% to 9.4% in 2001.

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

DISCONTINUED OPERATIONS

        On December 31, 2001, PLC completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. These discontinued operations have been included in various operating subsidiaries of PLC, including the Company. The results of the operations of the Dental Division as related to the Company have been included herein as discontinued operations. PLC recorded an overall loss on the sale and discontinuance. The intercompany allocation of such loss resulted in the recognition of a net gain of $1,625,000 to the Company, reported herein as a gain on the sale of discontinued operations.

        The operating results and charges related to the sale of the Dental division at December 31 are as follows:

                                               2001               2000              1999
---------------------------------------- ------------------ ----------------- -----------------
Total revenues                           $    970,192       $    653,995      $  2,192,687
---------------------------------------- ------------------ ----------------- -----------------
Income (loss) before
      income taxes from
      discontinued operations            $    240,377       $    (77,872)     $    489,179
Income tax (expense)
      benefit                                 (81,488)            26,866          (136,972)
---------------------------------------- ------------------ ----------------- -----------------
Income (loss) from
      discontinued operations            $    158,889       $    (51,006)     $    352,207
---------------------------------------- ------------------ ----------------- -----------------
Gain from sale of
      discontinued operations            $  2,500,000
      before income tax
Income tax expense
      related to sale                    $    875,000
---------------------------------------- ------------------ ----------------- -----------------
Gain from sale of
      discontinued operations            $  1,625,000
---------------------------------------- ------------------ ----------------- -----------------

Remaining assets and liabilities at December 31, 2001 related to the business sold to Fortis,  Inc. consist of reinsurance  receivables and policy liabilities and accruals of approximately $3.9 million.
Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are provided for temporary differences between financial and taxable earnings; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) agents’ debit balances and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost. The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles (Codification). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on the Company’s statutory capital.

        The reconciliations of net income and share-owners’ equity prepared in conformity with statutory reporting practices to that reported in the accompanying financial statements are as follows:

                                                             Net Income                               Share Owners' Equity
                                                ----------------------------------------  ------------------------------------------
                                                    2001          2000          1999          2001          2000            1999
                                                    ----          ----          ----          ----          ----            ----

In conformity with statutory reporting
   practices:                                    $16,643,381   $13,006,859   $12,659,788  $ 34,248,362  $  31,878,162  $  32,146,507
   Additions (deductions) by adjustment:
      Deferred policy acquisition costs,
        net of amortization.................      (5,241,742)   (4,700,240)   (6,133,391)  118,997,438    128,228,360    127,792,025
      Deferred income tax...................      (5,121,553)   (4,605,444)   (3,656,012)  (17,077,829)    (9,063,941)      (109,523)
      Asset Valuation Reserve...............                                                   323,250      2,797,912      2,051,489
      Interest Maintenance Reserve..........        (446,638)      118,604        93,585       694,509        247,870        366,474
      Nonadmitted items.....................                                                   281,394         25,902         26,068
      Other timing and valuation adjustments       3,786,736     4,923,889     6,437,203   (15,722,031)   (34,745,806)   (46,974,915)
                                                 ------------  -----------    ----------  -------------  -------------  -------------
In conformity with generally accepted
   accounting principles                        $  9,620,184  $  8,743,668   $ 9,401,173  $121,745,093   $119,368,459   $115,298,125
                                                 ============  ===========    =========== ============   ============   =============

        As of December 31, 2001, the Company had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $7.7 million.

Note C-- INVESTMENT OPERATIONS
      Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                              2001            2000            1999
                                                                              ----            ----            ----

                Fixed maturities...................................       $31,496,317     $28,808,155     $24,815,986
                Mortgage loans.....................................           282,544         314,376          89,178
                Investment real estate.............................                 0         211,521          15,713
                Policy loans.......................................         3,691,041       3,625,750       4,362,037
                Other, principally short-term investments..........           236,511         556,879         458,761
                                                                          -----------     ------------    -----------
                                                                           35,706,413      33,516,681      29,741,675
                Investment expenses................................        (1,830,004)     (1,830,233)     (1,468,772)
                                                                          ------------    ------------    ------------
                                                                          $33,876,409     $31,686,448     $28,272,903
                                                                          ============    ============    ============
Note C-- INVESTMENT OPERATIONS ( Continued)

Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                              2001            2000            1999
                                                                              ----            ----            ----
                 Fixed maturities..................................      $(1,113,538)     $  (70,176)       $194,374
                 Mortgage loans and other investments..............                          112,324        (104,824)
                                                                        -------------     -----------     -----------
                                                                         $(1,113,538)      $  42,148      $   89,550
                                                                        =============     ===========     ===========

In 2001, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were approximately $1.1 million and gross losses were approximately $2.2 million. In 2000, gross gains were approximately $27,500 and gross losses were approximately $97,700. In 1999, gross gains were approximately $298,700 and gross losses were approximately $104,300. During 2001, the Company recorded other than temporary impairments in its investments of $1.9 million.

The amortized cost and estimated market values of the Company’s investments classified as available for sale at December 31 are as follows:

                                                                                      Gross            Gross            Estimated
                                                                  Amortized        Unrealized        Unrealized          Market
         2001                                                       Cost              Gains            Losses            Values
         ----                                                   --------------    --------------    -------------    ----------------

         Fixed maturities:
             Bonds:
                  Mortgage-backed securities..............      $   6,655,797     $    214,820      $          0     $   6,870,617
                  United States Government and
                  authorities.............................          7,736,901          406,974             2,454         8,141,421
                  States, municipalities, and
                  political subdivisions..................          3,012,672           70,074                 0         3,082,746
                  Public utilities........................         64,825,621        1,228,963         1,229,425        64,825,159
                  All other corporate bonds...............        360,352,187       10,242,579         7,784,216       362,810,550
                                                                -------------    -------------      ------------     -------------
                                                                  442,583,178       12,163,410         9,016,095       445,730,493
         Short-term investments...........................         12,000,000                0                 0        12,000,000
                                                                -------------    -------------      ------------     -------------
                                                                $ 454,583,178     $ 12,163,410      $  9,016,095     $ 457,730,493
                                                                =============    =============      ============     =============

                                                                                      Gross            Gross            Estimated
                                                                  Amortized        Unrealized        Unrealized          Market
         2000                                                       Cost              Gains            Losses            Values
         ----                                                   --------------    --------------    -------------    ----------------

         Fixed maturities:
             Bonds:
                  Mortgage-backed securities..............      $    4,979,867    $   125,349      $          0    $    5,105,216
                  United States Government and
                  authorities.............................           8,108,623        229,091             2,534         8,335,180
                  States, municipalities, and
                  political subdivisions..................           3,035,053         26,882                 0         3,061,935
                  Public utilities........................          68,417,417        811,070         1,404,149        67,824,338
                  Convertibles and bonds with
                  warrants................................             689,811              0           152,561           537,250
                  All other corporate bonds...............         343,161,828      3,187,729        12,456,797       333,892,760
                                                                --------------   ------------      ------------     -------------
                                                                   428,392,599      4,380,121        14,016,041       418,756,679
         Short-term investments...........................           4,000,000              0                 0         4,000,000
                                                                --------------   ------------      ------------     -------------
                                                                $  432,392,599    $ 4,380,121      $ 14,016,041     $ 422,756,679
                                                                ==============   ============      ============     =============
Note C-- INVESTMENT OPERATIONS (Continued)

The amortized cost and estimated market value of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                                      Estimated
                                                                  Amortized            Market
                                                                     Cost              Values
                                                                ---------------    ----------------
      2001
      ----
      Due in one year or less..........................          $ 57,088,531      $ 55,695,866
      Due after one year through five years............           163,693,003       169,802,218
      Due after five years through ten years...........           116,477,328       117,899,513
      Due after ten years..............................           105,324,316       102,332,896
                                                                -------------     -------------
                                                                 $442,583,178      $445,730,493
                                                                =============     =============

        At December 31, 2001 and 2000, the Company had bonds which were rated less than investment grade of $10.8 million and $11.6 million, respectively, having an amortized cost of $15.0 million and $13.7 million, respectively. Approximately $77.8 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax on fixed maturities for the years ended December 31 is summarized as follows:

                                                              2001           2000            1999
                                                              ----           ----            ----
     Fixed maturities                                    $8,309,103      $5,081,516     $(20,153,473)

        At December 31, 2001, 99% of the Company’s mortgage loans were commercial loans of which 68% were retail, and 31% were office buildings. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. All of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Tennessee, Alabama, Florida, Colorado, Arkansas and Texas.

        At December 31, 2001, the average mortgage loan was $0.3 million, and the weighted average interest rate was 9.1%. The largest single mortgage loan was $1.2 million.

        At December 31, 2001, the Company had no problem mortgage loans (over ninety days past due) and foreclosed properties. At December 31, 2000, the Company’s problem mortgage loans and foreclosed properties totaled less than $0.1 million. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company’s evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

        Policy loan interest rates generally range from 4.5% to 8.0%.

Note D-- FEDERAL INCOME TAXES

        The Company’s effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                            2001        2000      1999
                                                                            ----        ----      ----
  Statutory federal income tax rate applied to pretax income.......         35.0%       35.0%     35.0%
  Tax-exempt interest..............................................                               (0.2)
  Other adjustments................................................         (1.1)       (0.5)     (6.8)
                                                                           ------      ------     -----
  Effective income tax rate........................................         33.9%       34.5%     28.0%

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                             2001            2000             1999
                                                                             ----            ----             ----

  Deferred policy acquisition costs................................      $ 10,448,277   $  6,202,088     $  5,095,750
  Benefit and other policy liability changes.......................        (6,335,100)    (3,129,276)         395,046
  Temporary differences of investment income.......................            51,888      1,532,632       (1,834,784)
                                                                         -------------  ------------     ------------
                                                                         $  4,165,065   $  4,605,444     $  3,656,012
                                                                         =============  ============     ============

The components of the Company’s net deferred income tax liability as of December 31 were as follows:

                                                                                2001            2000
                                                                                ----            ----

      Deferred income tax assets:
           Policy and policyholder liability reserves...................    $ 21,462,070    $15,126,970
           Unrealized (gain)loss on investments.........................      (1,295,737)     1,528,259
                                                                            -------------   -----------
                                                                              20,166,333     16,655,229
                                                                            -------------   -----------
      Deferred income tax liabilities:
           Deferred policy acquisition costs............................      36,434,304     25,719,170
           Other........................................................         809,858
                                                                            ------------   ------------
                                                                              37,244,162     25,719,170
                                                                            ------------   ------------
           Net deferred income tax liability............................    $ 17,077,829   $  9,063,941
                                                                            ============   ============

        The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2001 and 2000 no amounts were payable to PLC for income tax liabilities.

Note E-- COMMITMENTS AND CONTINGENT LIABILITIES

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

Note E-- COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note F-- SHARE-OWNERS' EQUITY AND RESTRICTIONS

        Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 2001, approximately $94.2 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2002 is estimated to be $16.4 million.

Note G-- PREFERRED STOCK

        The Company’s preferred stock pays, when and if declared, noncumulative participating dividends to the extent the Company’s statutory earnings for the immediately preceding year exceeded $1.0 million. In 2001, the Company paid $1.0 million of preferred dividends. No preferred dividends were paid in 2000 or 1999.

Note H-- RELATED PARTY MATTERS

        The Company has no employees; therefore, the Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $8.6 million in 2001, $7.8 million in 2000, and $6.3 million in 1999.

        Receivables from and payables to related parties consisted of receivables from and payables to affiliates under control of PLC in the amount of a $4,883,460 payable at December 31, 2001 and a $1,666,742 payable at December 31, 2000. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Protective and the Company entered into a guaranty agreement on October 27, 1993, whereby Protective guaranteed the payment of all insurance policy claims made by the holders or beneficiaries of any of the Company’s policies which were issued after the date of the guaranty agreement in accordance with the terms of said policies. Total liabilities for policies covered by this agreement were $43.8 million and $43.9 million at December 31, 2001 and 2000, respectively.

        Protective and the Company also entered into a guaranty agreement on December 31, 1995, whereby Protective guaranteed that the Company will perform all of the obligations of Protective pursuant to the terms and conditions of an indemnity coinsurance agreement between Protective and an unaffiliated life insurance company. Total liabilities related to this coinsurance agreement were $10.1 million and $10.4 million at December 31, 2001 and 2000, respectively.

Note I-- OPERATING SEGMENTS

        PLC, through its subsidiaries, operates several segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each division the Company operates in follows.

Life Insurance

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

Retirement Savings and Investment Products

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

Specialty Insurance Products

        The Credit Products segment markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other

        The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital).

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

Note I-- OPERATING SEGMENTS (Continued)

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), income from discontinued operations and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

        In December 2001, the Company sold substantially all of its Dental segment, and discontinued other dental related operations. Prior period segment results have been restated to reflect these changes.

                                                                                Corporate
                                                      Credit                      and
Operating Segment Income             Acquisitions    Products     Annuities      Other       Adjustments       Total
------------------------            -------------    ----------  ----------     ----------  ------------    -----------

2001
----
Premiums and policy fees, net....    $25,209,340     $3,721,792  $  155,298                                 $29,086,430
Net investment income............     29,892,723        606,345   1,909,607     $1,467,734                   33,876,409
Realized investment gains (losses)                                                          $(1,113,538)     (1,113,538)
Other income (loss)..............            244                      5,487                                       5,731
                                     -----------     ----------  ----------     ----------  ------------    ------------
      Total revenues.............     55,102,307      4,328,137   2,070,392      1,467,734   (1,113,538)     61,855,032
                                     -----------     ----------  ----------     ----------  ------------    ------------
Benefits and settlement expenses.     28,533,646      2,567,742   2,243,541                                  33,344,929
Amortization of deferred policy
      acquisition costs..........      6,092,729        694,491     247,260                                   7,034,480
Other operating expenses.........      8,937,528         89,248     226,297        (63,778)                   9,189,295
                                     -----------     ----------  ----------     ----------  ------------    ------------
      Total benefits and expenses     43,563,903      3,351,481   2,717,098        (63,778)                  49,568,704
                                     -----------     ----------  ----------     ----------  ------------    ------------
Income from continuing operations
    before income tax............     11,538,404        976,656    (646,706)     1,531,512   (1,113,538)     12,286,328
Income tax expense...............                                                             4,165,065       4,165,065
Discontinued operations .........                                                             1,783,889       1,783,889
Change in accounting principle...                                                              (284,968)       (284,968)
                                                                                                            ------------
Net income.......................                                                                           $ 9,620,184
                                                                                                            ============

2000
----
Premiums and policy fees, net....    $27,443,897     $2,997,130  $  116,106                                 $30,557,133
Net investment income............     29,275,899        628,572   1,416,117   $    365,860                   31,686,448
Realized investment gains........                                                           $    42,148          42,148
Other income  (loss).............         (4,486)                    (2,065)                                     (6,551)
                                     -----------     ----------  ----------     ----------  ------------    ------------
      Total revenues.............     56,715,310      3,625,702   1,530,158        365,860       42,148      62,279,178
                                     -----------     ----------  ----------     ----------  ------------    ------------
Benefits and settlement expenses.     29,247,353      2,250,237   1,267,445                                  32,765,035
Amortization of deferred policy
      acquisition costs..........      5,871,420        714,278     179,748                                   6,765,446
Other operating expenses.........      9,991,067         57,601    (787,364)        60,409                    9,321,713
                                     -----------     ----------  ----------     ----------  ------------    ------------
      Total benefits and expenses     45,109,840      3,022,116     659,829         60,409                   48,852,194
                                     -----------     ----------  ----------     ----------  ------------    ------------
Income from continuing operations
   before income tax.............     11,605,470        603,586     870,329        305,451       42,148      13,426,984
Income tax expense...............                                                             4,632,310       4,632,310
Discontinued operations..........                                                               (51,006)        (51,006)
                                                                                                            ------------
Net income.......................                                                                          $  8,743,668
                                                                                                            ============

1999
----
Premiums and policy fees, net....    $32,290,715     $2,059,410  $   30,202                                 $34,380,327
Net investment income............     27,604,825        269,670     250,000   $    148,408                   28,272,903
Realized investment gains........                                                           $    89,550          89,550
Other income (loss)..............         (8,718)        89,757       9,250                                      90,289
                                     -----------     ----------  ----------     ----------  ------------    ------------
      Total revenues.............     59,886,822      2,418,837     289,452        148,408       89,550      62,833,069
                                     -----------     ----------  ----------     ----------  ------------    ------------
Benefits and settlement expenses.     29,333,102        974,013     242,354                                  30,549,469
Amortization of deferred policy
      acquisition costs..........      6,334,661        500,831                                               6,835,492
Other operating expenses.........     12,059,458         33,574     761,937         25,130                   12,880,099
                                     -----------     ----------  ----------     ----------  ------------    ------------
      Total benefits and expenses     47,727,221      1,508,418   1,004,291         25,130                   50,265,060
                                     -----------     ----------  ----------     ----------  ------------    ------------
Income from continuing operations
   before income tax.............     12,159,601        910,419    (714,839)       123,278       89,550      12,568,009
Income tax expense...............                                                             3,519,043       3,519,043
Discontinued operations..........                                                               352,207         352,207
                                                                                                            ------------
Net income.......................                                                                          $  9,401,173
                                                                                                            ============
Note I-- OPERATING SEGMENTS (continued)
                                                       Credit                    Corporate
Operating Segment Assets               Acquisitions   Products     Annuities     and Other      Adjustments       Total
-------------------------              ------------  -----------  ------------   -----------    -----------     ------------

2001
----
Investments and other assets........   $471,065,653  $10,390,438   $46,091,122   $34,248,362    $3,956,062      $565,751,637
Deferred policy acquisition costs...    114,902,459    1,611,339     2,483,640                                   118,997,438
                                       ------------  -----------   -----------   -----------    ----------      ------------
Total assets........................   $585,968,112  $12,001,777   $48,574,762   $34,248,362    $3,956,062      $684,749,075
                                       ============  ===========   ===========   ===========    ==========      ============

2000
----
Investments and other assets........   $453,999,198  $11,462,251   $25,799,102   $29,376,162    $4,034,632      $524,671,345
Deferred policy acquisition costs...    124,984,368    1,596,654     1,647,338                                   128,228,360
                                       ------------  -----------   -----------   -----------    ----------      ------------
Total assets........................   $578,983,566  $13,058,905   $27,446,440   $29,376,162    $4,034,632      $652,899,705
                                       ============  ===========   ===========   ===========    ==========      ============
Note J-- REINSURANCE

        The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company's new life insurance is being reinsured. The Company reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        The Company has reinsured approximately $4.9 billion, $5.3 billion, and $5.8 billion in face amount of life insurance risks with other insurers representing $17.6 million, $17.4 million, and $20.1 million of premium income for 2001, 2000, and 1999, respectively. The Company has also reinsured accident and health risks representing $0.1 million, $0.7 million, and $0.8 million of premium income for 2001, 2000, and 1999, respectively. In 2001 and 2000, policy and claim reserves relating to insurance ceded of $19.2 million and $21.2 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2001 and 2000, the Company had paid $1.5 million and $2.0 million, respectively, of ceded benefits which are recoverable from reinsurers.

        Approximately 65% and 58% of the reinsurance receivable balances at December 31, 2001 and 2000, respectively, relate to one insurance company rated "A+" (Superior) by the A. M. Best Company, an independent rating organization.

Note K-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                               2001                                 2000
                                                 ---------------------------------     --------------------------------

                                                                     Estimated                            Estimated
                                                    Carrying           Fair               Carrying           Fair
                                                     Amount           Values               Amount           Values
                                                    --------         ----------           ---------       ----------

Assets (see Notes A and C):
Investments:
     Fixed maturities......................       $445,730,493    $445,730,493          $418,756,679    $418,756,679
     Mortgage loans on real estate.........          2,717,495       2,873,017             3,215,344       3,364,675
     Short-term investments................         12,000,000      12,000,000             4,000,000       4,000,000
Cash                                                 4,284,257       4,284,257             1,165,410       1,165,410
Liabilities (see Note A):
     Annuity deposits......................         47,324,337      46,396,261            28,059,246      27,507,238

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

                                         SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

---------------------------- ------------- ------------  ----------- ------------- ----------  ------------ ------------ ------------ -------------
          COL. A                COL. B       COL. C         COL. D       COL. E      COL. F       COL. G       COL. H       COL. I        COL. J
---------------------------- ------------- ------------  ----------- ------------- ----------  ------------ ------------ ------------ -------------

                                              Future                    Annuity                                           Amortization
                               Deferred       Policy                    Deposits     Premiums                   Benefits   of Deferred
                                Policy       Benefits                   and Other       and          Net          and        Policy       Other
                             Acquisition       and          Unearned   Policyholders   Policy     Investment   Settlement  Acquisition   Operating
          Segment                Costs        Claims        Premiums      Funds         Fees       Income (1)   Expenses      Costs      Expenses (1)
          -------           -------------   -------------  ---------  -------------  --------   -----------   ------------ ------------ ------------

Year Ended
December 31, 2001
Life Insurance
  Acquisitions............   $114,902,459  $457,126,255   $   46,457  $ 1,924,344  $25,209,340  $29,892,723  $28,533,646  $6,092,729    $8,937,528
Specialty Insurance
Products
  Credit Products.........      1,611,339     2,178,423   7,718,370       493,645    3,721,792      606,345    2,567,742     694,491        89,248
Retirement Savings and
  Investment Products
  Annuities...............      2,483,640    (1,233,215)          0    47,324,337      155,298    1,909,607    2,243,541     247,260       226,297
Corporate and Other.......              0             0           0             0            0    1,467,734            0           0       (63,778)
Adjustments (2)...........              0       496,918       2,201     3,456,943            0            0            0           0             0
                             ------------  ------------  ----------   -----------  -----------  -----------  -----------  ----------    ----------
      TOTAL...............   $118,997,438  $458,568,381  $7,767,028   $53,199,269  $29,086,430  $33,876,409  $33,344,929  $7,034,480    $9,189,295
                             ============  ============  ==========   ===========  ===========  ===========  ===========  ==========    ==========

Year Ended
December 31, 2000
Life Insurance
  Acquisitions............   $124,984,368  $447,949,295  $   50,335   $ 4,925,125  $27,443,897  $29,275,899  $29,247,353  $5,871,420    $9,991,067
Specialty Insurance
Products
  Credit Products.........      1,596,654     3,037,218   8,101,233       323,800    2,997,130      628,572    2,250,237     714,278        57,601
Retirement Savings and
  Investment Products
  Annuities...............      1,647,338       619,322           0    25,179,780      116,106    1,416,117    1,267,445     179,748      (787,364)
Corporate and Other.......              0             0           0             0            0      365,860            0           0        60,409
Adjustments (2)...........              0       607,136       2,665     3,424,830            0            0            0           0             0
                             ------------  ------------   ----------  -----------  -----------  -----------  -----------  ----------    -----------
      TOTAL...............   $128,228,360  $452,212,971  $8,154,233   $33,853,535  $30,557,133  $31,686,448  $32,765,035  $6,765,446   $ 9,321,713
                             ============  ============   ==========  ===========  ===========  ===========  ===========  ==========    ===========

Year Ended
December 31, 1999:
Life Insurance
  Acquisitions............   $126,247,865  $440,688,572  $   54,704   $ 4,730,918  $32,290,715  $27,604,825  $29,333,102  $6,334,661   $12,059,458
Specialty Insurance
Products
  Credit Products.........      1,544,160     4,086,816   7,796,478        18,864    2,059,410      269,670      974,013     500,831        33,574
Retirement Savings and
  Investment Products
  Annuities...............              0       404,423           0     9,471,966       30,202      250,000      242,354           0       761,937
Corporate and Other.......              0             0           0             0            0      148,408            0           0        25,130
Adjustments (2)...........              0       105,162       1,242     3,441,818            0            0            0           0             0
                             ------------  ------------   ----------  -----------  -----------  -----------  -----------  ----------   -----------
      TOTAL...............   $127,792,025  $445,284,973  $7,852,424   $17,663,566  $34,380,327  $28,272,903  $30,549,469  $6,835,492   $12,880,099
                             ============  ============   ==========  ===========  ===========  ===========  ===========  ==========   ===========

(1)     Allocations of Net Investment  Income and Other Operating  Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)     Adjustments represent the inclusion of assets related to discontinued operations.

                                                      SCHEDULE IV-- REINSURANCE
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

------------------------------------------------------------ -------------- -------------- -------------- -------------- -------------
                          COL. A                                COL. B         COL. C         COL. D         COL. E         COL. F
------------------------------------------------------------ -------------- -------------- -------------- -------------- -------------

                                                                                                                          Percentage
                                                                              Ceded to        Assumed                     of Amount
                                                                 Gross          Other       from Other        Net          Assumed
                                                                Amount        Companies      Companies       Amount         to Net
                                                              -----------   ------------    ------------  ------------    ----------

    Year Ended December 31, 2001:
       Life insurance in force(1) .....................       $   337,079   $  4,865,367    $  6,087,816  $  1,559,528       390.4%
                                                              ===========   ============    ============  ============       ======

    Premiums and policy fees:
       Life insurance..................................        $6,006,689    $18,481,015     $39,585,878   $27,111,552       146.0%
       Accident and health insurance...................         2,106,881        140,020           8,017     1,974,878         0.4%
                                                              -----------   ------------    ------------  ------------
          TOTAL........................................        $8,113,570    $18,621,035     $39,593,895   $29,086,430
                                                              ===========   ============    ============  ============

    Year Ended December 31, 2000:
       Life insurance in force(1) .....................       $   324,167   $  5,287,046    $  6,600,096  $  1,637,217       403.1%
                                                              ===========   ============    ============  ============       ======

    Premiums and policy fees:
       Life insurance..................................        $4,372,841    $17,244,402     $41,747,694   $28,876,133       144.6%
       Accident and health insurance...................         1,751,478         74,844           4,366     1,681,000         0.3%
                                                              -----------   ------------    ------------  ------------
          TOTAL........................................        $6,124,319    $17,319,246     $41,752,060   $30,557,133
                                                              ===========   ============    ============  ============

    Year Ended December 31,1999:
       Life insurance in force(1) .....................       $   308,419   $  5,833,675      $7,260,439  $  1,735,183       418.4%
                                                              ===========   ============    ============  ============       ======

    Premiums and policy fees:
       Life insurance..................................        $6,126,681    $19,988,121     $47,053,071   $33,191,631       141.8%
       Accident and health insurance...................         1,213,498         54,380          29,578     1,188,696         2.5%
                                                              -----------   ------------    ------------  ------------
          TOTAL........................................        $7,340,179    $20,042,501     $47,082,649   $34,380,327
                                                              ===========   ============    ============  ============

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

        (b) Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 27, 2002.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
By: /s/ WAYNE E. STUENKEL
President

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   Signature                                          Title                            Date

(i)   Principal Executive Officer
      /s/            WAYNE E. STUENKEL                            President and
                     Wayne E. Stuenkel                             Director                             March 27, 2002

(ii)  Principal Financial Officer
      /s/            ALLEN W. RITCHIE                         Chief Financial Officer
                     Allen W. Ritchie                              and Director                         March 27, 2002

(iii) Board of Directors:
      *                                                                 Director                        March 27, 2002
                     John D. Johns

      *                                                                 Director                        March 27, 2002
                     Richard J. Bielen

      *                                                                 Director                        March 27, 2002
                     R. Stephen Briggs

      *                                                                 Director                        March 27, 2002
                     J. William Hamer, Jr.

      *                                                                 Director                        March 27, 2002
                     T. Davis Keyes

      *                                                                 Director                        March 27, 2002
                     Carolyn King

      *                                                                 Director                        March 27, 2002
                     Deborah J. Long

      *                                                                 Director                        March 27, 2002
                     Jim E. Massengale

      *                                                                 Director                        March 27, 2002
                     Allen W. Ritchie

      *                                                                 Director                        March 27, 2002
                     Steven A. Schultz

*By:  /s/     JERRY W. DEFOOR
                                           Jerry W. DeFoor
                                           Attorney-in-fact
EXHIBIT INDEX

    Item
Number                                Document

         *   3 (a) (1)             1998 Amended and Restated Articles of Incorporation
         *   3 (a) (2)             Articles of Amendment to 1998 Amended and Restated Articles of Incorporation
     *****   3(b)                  Amended and Restated Bylaws Effective August 1, 2000
        **   4(a)                  Tax-Sheltered Annuity Endorsement
        **   4(b)                  Qualified Retirement Plan Endorsement
        **   4(c)                  Individual Retirement Annuity Endorsement
       ***   4(d)                  Group Modified Guaranteed Annuity Contract
       ***   4(e)                  Application for Group Modified Guaranteed Annuity Contract
       ***   4(f)                  Individual Modified Guaranteed Annuity Certificate
      ****   10 (a)                Guaranty Agreement from Protective Life Insurance Company
      ****   10 (a) (1)            Amendment to Guaranty Agreement from Protective Life Insurance Company
             10 (b)                Indemnity Reinsurance Agreement By and Between Protective Life
                                   and Annuity Insurance Company and First Fortis Life Insurance
                                   Company dated December 31, 2001
             24                    Power of Attorney
             99                    Safe Harbor for Forward-Looking Statements

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
       ***     Incorporated  herein by  reference  to the  Registrant's  Pre-Effective  Amendment  No. 1 to Form S-1  Registration
               Statement, Registration No. 333-42425, filed on April 16, 1998.
      ****     Incorporated  herein by reference to the  Registrant's  Annual Report on Form 10-K for the year ended  December 31,
               1999.
     *****     Incorporated  herein by reference to the  Registrant's  Annual Report on Form 10-K for the year ended  December 31,
               2000.