Form 10-Q
period 2002-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2002-05-15
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of May 6, 2002: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Condensed Statements of Income for the Three Months
           ended March 31, 2002 and 2001 (unaudited)............................
       Condensed Balance Sheets as of March 31, 2002
           (unaudited) and December 31, 2001....................................
       Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2002 and 2001 (unaudited)...............
       Notes to Condensed Financial Statements (unaudited)......................

   Item 2.  Management's Narrative Analysis of the Results of Operations........

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 2002, and the related condensed statements of income for the three-month periods ended March 31, 2002 and 2001, and the condensed statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2002

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                            ---------------------------
                                                                                2002           2001
                                                                                ----           ----
REVENUES
    Premiums and policy fees                                                $11,626,765    $11,939,361
      Reinsurance ceded                                                      (4,527,167)    (4,649,912)
                                                                            ------------   ------------
      Premiums and policy fees, net of reinsurance ceded                      7,099,598      7,289,449
    Net investment income                                                     8,665,770      8,052,614
    Realized investment gains (losses)                                          (19,983)       664,444
    Other income                                                                  3,115          1,981
                                                                            ------------   ------------
                                                                             15,748,500     16,008,488
                                                                            ------------   ------------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $3,564,532; 2001 - $3,128,663)                     8,044,979      8,032,557
    Amortization of deferred policy acquisition costs                         2,375,077      1,769,322
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $84,820; 2001 - $40,231)                           2,197,251      2,015,193
                                                                            ------------   ------------
                                                                             12,617,307     11,817,072
                                                                            ------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX                           3,131,193      4,191,416

INCOME TAX EXPENSE                                                            1,094,753      1,446,039
                                                                            ------------   ------------
NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                      2,036,440      2,745,377

Loss from discontinued operations, net of tax                                                  (15,881)

Net income before cumulative effect of change in accounting principle         2,036,440      2,729,496

Cumulative effect of change in accounting principle, net of tax                               (284,968)
                                                                            ------------   ------------
NET INCOME                                                                  $ 2,036,440    $ 2,444,528
                                                                            ============   ============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY CONDENSED BALANCE SHEETS

                                                                                 MARCH 31                    DECEMBER 31
                                                                                   2002                         2001
                                                                               -------------                -------------
                                                                                (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost:  2002 - $446,249,743; 2001 - $442,583,178)              $443,364,104                $445,730,493
     Mortgage loans on real estate                                                 2,594,004                   2,717,495
     Other long term investments                                                     673,869                     470,030
     Policy loans                                                                 54,049,208                  54,565,016
     Short-term investments                                                       20,222,170                  12,000,000
                                                                                -------------               -------------
       Total investments                                                         520,903,355                 515,483,034
   Cash                                                                            1,802,014                   4,284,257
   Accrued investment income                                                       8,015,500                   8,432,689
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                         1,397,371                   7,888,382
   Reinsurance receivables                                                        22,127,709                  20,642,570
   Deferred policy acquisition costs                                             118,713,122                 118,997,438
   Other assets                                                                       26,273                      19,689
   Assets related to separate accounts
     Variable Annuity                                                              9,217,293                   9,001,016
                                                                                -------------               -------------
                                                                                $682,202,637                $684,749,075
                                                                                =============               =============
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                          $460,076,682                $458,568,381
     Unearned premiums                                                             7,655,628                   7,767,028
                                                                                -------------               -------------
                                                                                 467,732,310                 466,335,409
   Annuity deposits                                                               51,592,865                  47,324,337
   Other policyholders' funds                                                      5,982,691                   5,874,932
   Other liabilities                                                              10,113,875                  17,390,459
   Deferred income taxes                                                          16,635,635                  17,077,829
   Liabilities related to separate accounts
     Variable Annuity                                                              9,217,293                   9,001,016
                                                                                -------------               -------------
                                                                                 561,274,669                 563,003,982
                                                                                -------------               -------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued:  2,000                                                     2,000                       2,000
   Common Stock, $10.00 par value,
     Shares authorized:  500,000
     Shares issued and outstanding:  250,000                                       2,500,000                   2,500,000
   Additional paid-in capital                                                    101,386,324                 101,386,324
   Retained earnings                                                              17,505,721                  15,468,517
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2002 - $(240,195); 2001 - $1,285,982)                                   (466,077)                  2,388,252
                                                                                -------------               -------------
                                                                                 120,927,968                 121,745,093
                                                                                -------------               -------------
                                                                                $682,202,637                $684,749,075
                                                                                =============               =============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                               ----------------------------
                                                                                                   2002             2001
                                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $ 2,036,440      $ 2,444,528
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment losses (gains)                                                             19,983         (664,444)
     Amortization of deferred policy acquisition costs                                           2,375,077        1,769,322
     Capitalization of deferred policy acquisition costs                                          (449,262)        (319,161)
     Deferred income tax                                                                         1,094,753        1,437,674
     Interest credited to universal life and investment products                                 8,586,220        7,209,883
     Policy fees assessed on universal life and investment products                             (8,806,779)      (9,249,491)
     Change in accrued investment income and other receivables                                   5,423,061        1,780,974
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                    (248,741)       3,567,779
     Change in other liabilities                                                                (7,276,584)       5,749,705
     Other (net)                                                                                    (5,821)           5,823
                                                                                              -------------     ------------
   Net provided by operating activities                                                          2,748,347       13,732,592
                                                                                              -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                             10,788,286      107,948,855
     Other                                                                                         643,049          759,862
   Sale of available for sale investments
     Investments available for sale                                                            125,815,313       30,995,909
   Cost of investments acquired
     Investments available for sale                                                           (148,499,167)    (156,736,723)
                                                                                              -------------    -------------
   Net cash used in investing activities                                                       (11,252,519)     (17,032,097)
                                                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                             6,694,608        9,762,981
   Investment product withdrawals                                                                 (672,679)      (7,091,678)
                                                                                              -------------    -------------
   Net cash provided by financing activities                                                     6,021,929        2,671,303
                                                                                              -------------    -------------
DECREASE IN CASH                                                                                (2,482,243)        (628,202)
CASH AT BEGINNING OF PERIOD                                                                      4,284,257        1,165,410
                                                                                              -------------    -------------
CASH AT END OF PERIOD                                                                         $  1,802,014      $   537,208
                                                                                              =============    =============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

        All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation (“PLC”). All outstanding shares of the Company’s preferred stock are owned by PLC.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive, and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        PLC, through its subsidiaries, operates several segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment in which the Company operates follows:

        Life Insurance

The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent agents and brokers, and in the “bank owned life insurance” market.

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

        Retirement Savings and Investment Products

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions.

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

        The following table sets forth total operating segment income and assets for the period shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), income from discontinued operations and cumulative effect of change in accounting principle and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

        In December 2001, the Company sold substantially all of its Dental segment, and discontinued other dental related operations. Prior period segment results have been restated to reflect these changes.

OPERATING SEGMENT INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2002

                                                                               RETIREMENT SAVINGS AND
                                               LIFE INSURANCE                    INVESTMENT PRODUCTS

                                            LIFE
                                          MARKETING         ACQUISITIONS             ANNUITIES
                                         ----------         ------------            -----------
Premiums and policy fees                  $122,820          $10,612,425               $ 35,878
Reinsurance ceded                                            (4,502,181)
                                          ---------         ------------            -----------
   Net of reinsurance ceded                122,820            6,110,244                 35,878
Net investment income                          487            7,692,560                811,087
Realized investment gains                                                               65,354
Other income                                                                             3,115
                                          ---------         ------------            -----------
       Total revenues                      123,307           13,802,804                915,434
                                          ---------         ------------            -----------
Benefits and settlement expenses            44,350            6,779,091                737,201
Amortization of deferred policy
   acquisition costs and goodwill            2,086            1,919,014                288,548
Other operating expenses                    26,171            2,183,108                 30,918
                                          ---------         ------------            -----------
       Total benefits and expenses          72,607           10,881,213              1,056,667
                                          ---------         ------------            -----------
Income before income tax                    50,700            2,921,591               (141,233)

                                        SPECIALTY INSURANCE
                                             PRODUCTS
                                                                  CORPORATE
                                              CREDIT                 AND
                                             PRODUCTS               OTHER         ADJUSTMENTS        TOTAL
                                            ---------             ---------       -----------     -----------
Premiums and policy fees                    $855,642                                              $11,626,765
Reinsurance ceded                            (24,986)                                              (4,527,167)
                                            ---------                                             ------------
   Net of reinsurance ceded                  830,656                                                7,099,598
Net investment income                        145,203               $16,433                          8,665,770
Realized investment gains (losses)                                                $  (85,337)         (19,983)
Other income                                                                                            3,115
                                            ---------              --------        -----------    ------------
       Total revenues                        975,859                16,433           (85,337)      15,748,500
                                            ---------              --------        -----------    ------------
Benefits and settlement expenses             484,337                                                8,044,979
Amortization of deferred policy
   acquisition costs and goodwill            165,429                                                2,375,077
Other operating expenses                      28,040               (70,986)                         2,197,251
                                            ---------              --------        -----------    ------------
       Total benefits and expenses           677,806               (70,986)                        12,617,307
                                            ---------              --------        -----------    ------------
Income from continuing operations
   before income tax                         298,053                87,419           (85,337)       3,131,193
Income tax expense                                                                 1,094,753        1,094,753
                                                                                                  ------------
Net income                                                                                        $ 2,036,440
                                                                                                  ============

OPERATING SEGMENT INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2001

                                                                                          RETIREMENT SAVINGS AND
                                                            LIFE INSURANCE                 INVESTMENT PRODUCTS

                                                            ACQUISITIONS                         ANNUITIES
                                                            -------------                       -----------
Premiums and policy fees                                    $11,174,197                          $ 31,310
Reinsurance ceded                                            (4,618,522)
                                                            ------------                         ---------
   Net of reinsurance ceded                                   6,555,675                            31,310
Net investment income                                         7,264,965                           314,198
Other income                                                        244                             1,737
                                                            ------------                         ---------
       Total revenues                                        13,820,884                           347,245
                                                            ------------                         ---------
Benefits and settlement expenses                              7,105,267                           475,463
Amortization of deferred policy
   acquisition costs and goodwill                             1,557,736                            53,761
Other operating expenses                                      2,000,478                            83,359
                                                            ------------                         ---------
       Total benefits and expenses                           10,663,481                           612,583
                                                            ------------                         ---------
Income (loss) from continuing operations
   before income tax                                          3,157,403                          (265,338)

                                            SPECIALTY INSURANCE
                                                 PRODUCTS
                                                                      CORPORATE
                                                  CREDIT                 AND
                                                 PRODUCTS               OTHER         ADJUSTMENTS         TOTAL
                                                ----------            ---------       -----------     -------------
Premiums and policy fees                        $733,854                                               $11,939,361
Reinsurance ceded                                (31,390)                                               (4,649,912)
                                                ---------                                              ------------
   Net of reinsurance ceded                      702,464                                                 7,289,449
Net investment income                            158,683              $314,768                           8,052,614
Realized investment gains                                                             $   664,444          664,444
Other income                                                                                                 1,981
                                                ---------             ---------          ---------     ------------
       Total revenues                            861,147               314,768            664,444       16,008,488
                                                ---------             ---------          ---------     ------------
Benefits and settlement expenses                 451,827                                                 8,032,557
Amortization of deferred policy
   acquisition costs and goodwill                157,825                                                 1,769,322
Other operating expenses                           9,534               (78,178)                          2,015,193
                                                ---------             ---------          ---------     ------------
       Total benefits and expenses               619,186               (78,178)                         11,817,072
                                                ---------             ---------          ---------     ------------
Income from continuing operations
   before income tax                             241,961               392,946            664,444        4,191,416
Income tax expense                                                                      1,446,039        1,446,039
Loss from discontinued operations,
   net of income tax                                                                      (15,881)         (15,881)
Change in accounting principle,
   net of income tax                                                                     (284,968)        (284,968)
                                                                                                       ------------
Net income                                                                                             $ 2,444,528
                                                                                                       ============

OPERATING SEGMENT ASSETS
MARCH 31, 2002

                                                                                            RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                      INVESTMENT PRODUCTS
                                                   LIFE
                                                 MARKETING        ACQUISITIONS                   ANNUITIES
                                                 ---------        ------------                  -----------
Investments and other assets                     $115,559         $459,715,793                  $50,590,585
Deferred policy acquisition costs                   9,234          114,624,944                    2,478,318
                                                 --------         ------------                  -----------
       Total assets                              $124,793         $574,340,737                  $53,068,903
                                                 ========         ============                  ===========

                                         SPECIALTY INSURANCE
                                             PRODUCTS
                                                                   CORPORATE
                                              CREDIT                 AND
                                             PRODUCTS               OTHER           ADJUSTMENTS          TOTAL
                                           -----------           -----------        -----------      ------------
Investments and other assets               $10,208,661           $39,035,132        $3,823,785       $563,489,515
Deferred policy acquisition costs            1,600,626                                                118,713,122
                                           -----------           -----------        ----------       ------------
       Total assets                        $11,809,287           $39,035,132        $3,823,785       $682,202,637
                                           ===========           ===========        ==========       ============

OPERATING SEGMENT ASSETS
DECEMBER 31, 2001

                                                                                      RETIREMENT SAVINGS AND
                                                    LIFE INSURANCE                      INVESTMENT PRODUCTS

                                                      ACQUISITIONS                          ANNUITIES
                                                     -------------                         -----------
Investments and other assets                         $471,065,653                          $46,091,122
Deferred policy acquisition costs                     114,902,459                            2,483,640
                                                     ------------                          -----------
       Total assets                                  $585,968,112                          $48,574,762
                                                     ============                          ===========

                                         SPECIALTY INSURANCE
                                              PRODUCTS
                                                                   CORPORATE
                                              CREDIT                  AND
                                             PRODUCTS                OTHER          ADJUSTMENTS          TOTAL
                                           -----------            -----------       -----------       ------------
Investments and other assets               $10,390,438            $34,248,362        $3,956,062       $565,751,637
Deferred policy acquisition costs            1,611,339                                                 118,997,438
                                           -----------            -----------        ----------       ------------
       Total assets                        $12,001,777            $34,248,362        $3,956,062       $684,749,075
                                           ===========            ===========        ==========       ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2002, and for the three months then ended, the Company had share-owners’ equity and net income prepared in conformity with statutory reporting practices of $39.0 million and $3.2 million, respectively.

NOTE E - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods shown:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                      ------------------------------
                                                                          2002              2001
                                                                          ----              ----
Net income                                                            $2,036,440         $2,444,528
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $(1,543,940); 2001 - $2,048,365)              (2,867,318)         3,804,107
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $6,994; 2001 - $(232,556))                        12,989           (431,889)
Transition adjustment on derivative financial
   instruments (net of income tax:
   2001 - $153,444)                                                                         284,968
                                                                     ------------        ----------
Comprehensive (loss) income                                          $  (817,889)        $6,101,714
                                                                     ============        ==========

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

NOTE H - DISCONTINUED OPERATIONS

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
RESULTS OF CONTINUING OPERATIONS

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

        PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. The life insurance category includes the Life Marketing and Acquisitions segments. The specialty insurance products category includes the Credit Products segment. The retirement savings and investment products category includes the Stable Value contracts and Annuities segments.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 2002, the Company was involved in the businesses of four of PLC’s operating segments: Acquisitions, Life Marketing, Credit Products and Annuities. The Company has an additional business segment which is described herein as Corporate and Other.

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

Revenues

        The following table sets forth revenues by source for the periods shown:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                -----------------------------
                                                                     2002             2001
                                                                     ----             ----
         Premiums and policy fees                                $ 7,099,598      $ 7,289,449
         Net investment income                                     8,665,770        8,052,614
         Realized investment (losses) gains                          (19,983)         664,444
         Other income                                                  3,115            1,981
                                                                -------------    -------------
                                                                 $15,748,500      $16,008,488
                                                                =============    =============

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.2 million or 2.6% in the first three months of 2002 from the first three months of 2001. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2001 or the first three months of 2002, therefore decreases in older acquired policies resulted in a decrease of $0.4 million in the first three months of 2002 as compared with the first three months of 2001. This decrease was partially offset by increases in premiums and policy fees in both the Annuities and Credit Products segments and the addition of the Life Marketing segment in the first quarter of 2002.

        Net investment income in the first three months of 2002 increased by $0.6 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets.

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

        Realized investment losses were approximately $0.1 million in the first three months of 2002. During the first quarter of 2002, the Company recorded other than temporary impairments on its investments of $0.7 million.Realized investment gains were approximately $0.7 million in the first three months of 2001.

        The Company reported an insignificant amount of other income in the first three months of 2002 and 2001.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

Operating Income (Loss) and Income (Loss) Before Income Tax

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31
                                                                ------------------------------
                                                                     2002            2001
                                                                     ----            ----
Operating Income (Loss)(1)
Life Insurance
     Acquisitions                                                $2,921,591       $3,157,403
     Life Marketing                                                  50,700
Specialty Insurance Products
     Credit Products                                                298,053          241,961
Retirement Savings and Investment Products
     Annuities                                                     (206,587)        (265,338)
Corporate and Other                                                  87,419          392,946
                                                                 -----------      -----------
Total operating income                                            3,151,176        3,526,972
                                                                 -----------      -----------
Realized Investment Losses
     Annuities                                                       65,354
     Unallocated Realized Investment Gains (Losses)                 (85,337)         664,444
                                                                 -----------      -----------
     Total                                                          (19,983)         664,444
                                                                 -----------      -----------
Income (Loss) Before Income Tax
Life Insurance
     Acquisitions                                                 2,921,591        3,157,403
     Life Marketing                                                  50,700
Specialty Insurance Products
     Credit Products                                                298,053          241,961
Retirement Savings and Investment Products
     Annuities                                                     (141,233)        (265,338)
Corporate and Other                                                  87,419          392,946
Unallocated Realized Investment Losses                              (85,337)         664,444
                                                                 -----------      -----------
Total income before income tax                                   $3,131,193       $4,191,416
                                                                 ===========      ===========

(1) Income (loss) from continuing operations before income tax excluding realized investment gains and losses.

        Pretax operating income from the Acquisitions segment was $2.9 million in the first three months of 2002 as compared to $3.2 million in the same period of 2001. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the segment partially offset the decrease in premiums and policy fees.

        The Credit Products segment’s pretax operating income was $0.3 million in the first three months of 2002 as compared to $0.2 million in the same period of 2001. The increase in operating income was primarily due to an increase in sales for the period.

        The Annuity segment had pretax operating losses of $0.2 million in the first three months of 2002 and $0.3 million of pretax operating losses in the same period of 2001, as the segment continues to gain sales momentum.

        The Corporate and Other segment consist of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $0.1 million in the first three months of 2002 as compared to $0.4 million in the first three months of 2001.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                          ---------------------
                                                          2002           2001
                                                          ----           ----
         Estimated Effective Income Tax Rates             35.0%          34.5%

        The effective income tax rate for the full year of 2001 was 34.5%. Management’s estimate of the effective income tax rate for 2002 is approximately 35.0%.

Net Income

        The following table sets forth net income for the periods shown:

                                                  THREE MONTHS ENDED
              NET INCOME                               MARCH 31
              ----------                      ---------------------------
                                                 2002             2001
                                                 ----             ----
                Total                         $2,036,440       $2,444,528

        Compared to the same period in 2001, net income in the first three months of 2002 decreased $0.4 million, reflecting decreases in the Acquisitions segment and the Corporate and Other segment and unallocated realized gains, which were partially offset by increases in the Credit Products, Annuities and Life Marketing segments.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	May 15, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)