Form 10-Q
period 2002-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2002-08-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of August 9, 2002: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

INDEX

Part I. Financial Information:

Item 1. Financial Statements:

                Report of Independent Accountants
                Condensed Statements of Income for the Three and
                      Six Months ended June 30, 2002 and 2001 (unaudited)
                Condensed Balance Sheets as of June 30, 2002
                      (unaudited) and December 31, 2001
                Condensed Statements of Cash Flows for the
                      Six Months ended June 30, 2002 and 2001 (unaudited)
                Notes to Condensed Financial Statements (unaudited)

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 2002, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
August 14, 2002

                            PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                   CONDENSED STATEMENTS OF INCOME
                                            (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30                            June 30
                                                             -----------------------------      --------------------------
                                                                   2002          2001              2002           2001
                                                                   ----          ----              ----           ----

REVENUES
    Premiums and policy fees                                  $11,447,368     $11,742,829       $23,074,134    $23,682,190
    Reinsurance ceded                                          (3,696,597)     (3,324,679)       (8,223,764)    (7,974,591)
                                                              ------------    ------------      ------------   ------------
      Premiums and policy fees, net of reinsurance ceded        7,750,771       8,418,150        14,850,370     15,707,599
    Net investment income                                       8,938,842       8,447,484        17,604,612     16,500,098
    Realized investment gains (losses)                           (509,709)        (53,164)         (529,692)       611,280
    Other income                                                     (902)            501             2,213          2,482
                                                              ------------    ------------      ------------   ------------
                                                               16,179,002      16,812,971        31,927,503     32,821,459
                                                              ------------    ------------      ------------   ------------

BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $2,918,803; 2001 - $2,248,001
      six months: 2002 - $6,483,335; 2001 - $5,447,964)         8,557,440       9,280,095        16,602,419     17,312,652
    Amortization of deferred policy acquisition costs           2,541,468       1,763,835         4,916,545      3,533,157
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $(135,882); 2001 - $26,942
      six months: 2002 - $(51,062); 2001 - $67,263)             2,308,641       2,289,642         4,505,892      4,304,835
                                                              ------------    ------------      ------------   ------------
                                                               13,407,549      13,333,572        26,024,856     25,150,644
                                                              ------------    ------------      ------------   ------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                          2,771,453       3,479,399         5,902,647      7,670,815

Income tax expense                                                968,911       1,200,393         2,063,664      2,646,432
                                                              ------------    ------------      ------------   ------------

NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                       1,802,542       2,279,006          3,838,983      5,024,383

Income from discontinued operations, net of tax                                   38,103                            22,222

Net income before cumulative effect of change
in accounting principle                                        1,802,542       2,317,109          3,838,983      5,046,605

Cumulative effect of change in accounting
   principle, net of tax                                                                                          (284,968)
                                                              ------------    ------------      ------------   ------------

NET INCOME                                                    $1,802,542      $2,317,109        $ 3,838,983    $ 4,761,637
                                                              ============    ============      ============   ============

See notes to condensed financial statements

                                  PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                            CONDENSED BALANCE SHEETS

                                                                                  June 30                  December 31
                                                                                    2002                        2001
                                                                                ------------               -------------
                                                                                (Unaudited)
ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost:  2002 - $480,064,917; 2001 - $442,583,178)              $487,990,988                $445,730,493
     Mortgage loans on real estate                                                 2,466,597                   2,717,495
     Other long term investments                                                     673,869                     470,030
     Policy loans                                                                 54,021,519                  54,565,016
     Short-term investments                                                        1,832,820                  12,000,000
                                                                                ------------                ------------
       Total investments                                                         546,985,793                 515,483,034
   Cash                                                                            1,143,519                   4,284,257
   Accrued investment income                                                       8,537,116                   8,432,689
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                           414,573                   7,888,382
   Reinsurance receivables                                                        20,813,341                  20,642,570
   Deferred policy acquisition costs                                             112,875,024                 118,997,438
   Other assets                                                                       30,539                      19,689
   Assets related to separate accounts
     Variable Annuity                                                              8,552,724                   9,001,016
                                                                                ------------                ------------
                                                                                $699,352,629                $684,749,075
                                                                                ============                ============
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                          $463,293,936                $458,568,381
     Unearned premiums                                                             6,482,621                   7,767,028
                                                                                ------------                ------------
                                                                                 469,776,557                 466,335,409
   Annuity deposits                                                               57,140,121                  47,324,337
   Other policyholders' funds                                                      5,847,721                   5,874,932
   Other liabilities                                                              10,874,987                  17,390,459
   Deferred income taxes                                                          19,993,726                  17,077,829
   Liabilities related to separate accounts
     Variable Annuity                                                              8,552,724                   9,001,016
                                                                                ------------                ------------
                                                                                 572,185,836                 563,003,982
                                                                                ------------                ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued:  2,000                                                     2,000                       2,000
   Common Stock, $10.00 par value,
     Shares authorized:  500,000
     Shares issued and outstanding:  250,000                                       2,500,000                   2,500,000
   Additional paid-in capital                                                    101,386,324                 101,386,324
   Retained earnings                                                              19,307,499                  15,468,517
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2002 - $2,138,215; 2001 - $1,285,982)                                  3,970,970                   2,388,252
                                                                                ------------                ------------
                                                                                 127,166,793                 121,745,093
                                                                                ------------                ------------
                                                                                $669,352,629                $684,749,075
                                                                                ============                ============

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30
                                                                                             -------------------------------
                                                                                                   2002             2001
                                                                                                  ------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $  3,838,983     $  4,761,637
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment losses (gains)                                                            529,692         (611,280)
     Amortization of deferred policy acquisition costs                                           4,916,445        3,533,157
     Capitalization of deferred policy acquisition costs                                        (1,137,837)        (690,107)
     Deferred income tax                                                                         2,063,664        2,658,136
     Interest credited to universal life and investment products                                18,731,490       15,061,287
     Policy fees assessed on universal life and investment products                            (17,479,689)     (18,286,723)
     Change in accrued investment income and other receivables                                   7,198,612       (1,773,089)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                    (295,668)       2,557,594
     Change in other liabilities                                                                (6,515,471)        (996,276)
     Other (net)                                                                                   (10,849)           5,450
                                                                                              -------------    ------------
     Net cash provided by operating activities                                                  11,839,372        6,219,786
                                                                                              -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                             35,558,343      216,467,309
     Other                                                                                         801,687          667,061
   Sale of available for sale investments
     Investments available for sale                                                            198,751,403       48,615,511
   Cost of investments acquired
     Investments available for sale                                                           (263,616,932)    (279,385,109)
                                                                                              -------------    ------------
   Net cash used in investing activities                                                       (28,505,499)     (13,635,228)
                                                                                              -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                            30,503,057       21,058,020
   Investment product withdrawals                                                              (16,977,668)     (12,860,711)
                                                                                              -------------    ------------
   Net cash provided by financing activities                                                    13,525,389        8,197,309
                                                                                              -------------    ------------
   (DECREASE) INCREASE IN CASH                                                                  (3,140,738)         781,867
   CASH AT BEGINNING OF PERIOD                                                                   4,284,257        1,165,410
                                                                                              -------------    ------------
   CASH AT END OF PERIOD                                                                      $  1,143,519     $  1,947,277
                                                                                              =============    ============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

        All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation (“PLC”). All outstanding shares of the Company’s preferred stock are owned by PLC.

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

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

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

        Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the period shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), income from discontinued operations, cumulative effect of change in accounting principle, and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

        In December 2001, the Company sold substantially all of its Dental Division, and discontinued other Dental Division related operations. Prior period segment results have been restated to reflect these changes.

                                                                  Operating Segment Income for the
                                                                   Three Months Ended June 30,2002
                                               ---------------------------------------------------------------------

                                                                                               Retirement Savings and
                                                             Life Insurance                      Investment Products
                                                      Life
                                                   Marketing             Acquisitions                    Annuities
                                                   ---------             ------------                    ---------
Premiums and policy fees                           $241,389              $10,318,784                    $   40,998
Reinsurance ceded                                  (142,703)              (3,552,726)                            0
                                                   ---------             ------------                    ---------
   Net of reinsurance ceded                          98,686                6,766,058                        40,998
Net investment income                                  (695)               7,571,771                       947,610
Realized investment gains                                                                                      923
Other income                                                                                                  (902)
                                                   ---------             ------------                    ---------
       Total revenues                                97,991               14,337,829                       988,629
                                                   ---------             ------------                    ---------
Benefits and settlement expenses                    (12,627)               7,192,798                       883,657
Amortization of deferred policy
   acquisition costs                                (16,791)               2,103,139                       291,060
Other operating expenses                             86,908                2,103,358                        88,213
                                                   ---------             ------------                    ---------
       Total benefits and expenses                   57,490               11,399,295                     1,262,930
                                                   ---------             ------------                    ---------
Income (loss) before income tax                      40,501                2,938,534                      (274,301)

                                                 Specialty Insurance
                                                       Products
                                                                             Corporate
                                                          Credit                and
                                                         Products              Other         Adjustments         Total
                                                        ---------             --------       -----------      ------------

Premiums and policy fees                                 $846,197                                              $11,447,368
Reinsurance ceded                                          (1,168)                                              (3,696,597)
                                                         --------                                              ------------
   Net of reinsurance ceded                               845,029                                                7,750,771
Net investment income                                     138,697             $281,459                           8,938,842
Realized investment gains (losses)                                                              $(510,632)        (509,709)
Other income                                                                                                          (902)
                                                         --------             --------          ----------     ------------
       Total revenues                                     983,726              281,459           (510,632)      16,179,002
                                                         --------             --------          ----------     ------------
Benefits and settlement expenses                          493,612                                                8,557,440
Amortization of deferred policy
   acquisition costs                                      164,060                                                2,541,468
Other operating expenses                                   29,954                  208                           2,308,641
                                                         --------             ---------                        ------------
       Total benefits and expenses                        687,626                  208                          13,407,549
                                                         --------             ---------                        ------------
Income (loss) before income tax                           296,100              281,251           (510,632)       2,771,453
Income tax expense                                                                                968,911          968,911
                                                                                                               ------------
Net income                                                                                                    $  1,802,542
                                                                                                               ============

                                                                 Operating Segment Income for the
                                                                    Three Months Ended June 30, 2001
                                                       ------------------------------------------------------------

                                                                                                  Retirement Savings and
                                                           Life Insurance                          Investment Products

                                                            Acquisitions                                 Annuities
                                                            ------------                                -----------

Premiums and policy fees                                     $10,724,242                                 $  35,075
Reinsurance ceded                                             (3,440,410)                                        0
                                                             ------------                                ---------
   Net of reinsurance ceded                                    7,283,832                                    35,075
Net investment income                                          7,406,215                                   185,165
Other income                                                                                                   501
                                                             ------------                                ---------
       Total revenues                                         14,690,047                                   220,741
                                                             ------------                                ---------
Benefits and settlement expenses                               8,110,065                                   479,052
Amortization of deferred policy
   acquisition costs                                           1,529,444                                    56,343
Other operating expenses                                       2,245,698                                    14,470
                                                             ------------                                ---------
       Total benefits and expenses                            11,885,207                                   549,865
                                                             ------------                                ---------
Income (loss) from continuing operations
   before income tax                                           2,804,840                                  (329,124)

                                                 Specialty Insurance
                                                       Products
                                                                              Corporate
                                                           Credit                and
                                                          Products              Other          Adjustments        Total
                                                        ----------            ---------        -----------     -----------

Premiums and policy fees                                $  983,512                                             $11,742,829
Reinsurance ceded                                          115,731                                              (3,324,679)
                                                        ----------                                             ------------
   Net of reinsurance ceded                              1,099,243                                               8,418,150
Net investment income                                      149,180             $706,924                          8,447,484
Realized investment gains (losses)                                                            $   (53,164)         (53,164)
Other income                                                                                                           501
                                                        ----------             --------       ------------     -----------
       Total revenues                                    1,248,423              706,924           (53,164)      16,812,971
                                                        ----------             --------       ------------     -----------
Benefits and settlement expenses                           690,978                                               9,280,095
Amortization of deferred policy
   acquisition costs                                       178,048                                               1,763,835
Other operating expenses                                    29,474                                               2,289,642
                                                        ----------                                             -----------
       Total benefits and expenses                         898,500                                              13,333,572
                                                        ----------                                             -----------
Income from continuing operations
   before income tax                                       349,923              706,924           (53,164)       3,479,399
Income tax expense                                                                              1,200,393        1,200,393
Income from discontinued operations,
   net of income tax                                                                               38,103           38,103
                                                                                                               -----------
Net income                                                                                                    $  2,317,109
                                                                                                               ===========

                                                               Operating Segment Income for the
                                                               Six Months Ended June 30, 2002
                                                ----------------------------------------------------------------------

                                                                                              Retirement Savings and
                                                          Life Insurance                         Investment Products
                                                     Life
                                                  Marketing         Acquisitions                         Annuities
                                                 -----------        -------------                        ---------

Premiums and policy fees                           $364,209          $20,931,210                      $     76,876
Reinsurance ceded                                  (142,703)          (8,054,907)                                0
                                                 -----------         ------------                        ---------
   Net of reinsurance ceded                         221,506           12,876,303                            76,876
Net investment income                                  (208)          15,264,331                         1,758,697
Realized investment gains (losses)                                                                          66,277
Other income                                                                                                 2,213
                                                 -----------         ------------                        ---------
       Total revenues                               221,298           28,140,634                         1,904,063
                                                 -----------         ------------                        ---------
Benefits and settlement expenses                     31,723           13,971,889                         1,620,858
Amortization of deferred policy
   acquisition costs                                (14,705)           4,022,153                           579,608
Other operating expenses                            113,079            4,286,466                           119,131
                                                 -----------         ------------                        ---------
       Total benefits and expenses                  130,097           22,280,508                         2,319,597
                                                 -----------         ------------                        ---------
Income before income tax                             91,201            5,860,126                          (415,534)

                                                 Specialty Insurance
                                                       Products
                                                                             Corporate
                                                         Credit                 and
                                                        Products               Other         Adjustments          Total
                                                      ------------           ----------      -----------      -------------

Premiums and policy fees                               $1,701,839                                              $23,074,134
Reinsurance ceded                                         (26,154)                                              (8,223,764)
                                                      ------------                                             ------------
   Net of reinsurance ceded                             1,675,685                                               14,850,370
Net investment income                                     283,900             $297,892                          17,604,612
Realized investment gains (losses)                                                              $(595,969)        (529,692)
Other income                                                                                                         2,213
                                                      ------------           ----------      -----------      -------------
       Total revenues                                   1,959,585              297,892           (595,969)      31,927,503
                                                      ------------           ----------      -----------      -------------
Benefits and settlement expenses                          977,949                                               16,602,419
Amortization of deferred policy
   acquisition costs                                      329,489                                                4,916,545
Other operating expenses                                   57,994              (70,778)                          4,505,892
                                                      ------------           ----------                       -------------
       Total benefits and expenses                      1,365,432              (70,778)                         26,024,856
                                                      ------------           ----------                       -------------
Income before income tax                                  594,153              368,670           (595,969)       5,902,647
Income tax expense                                                                              2,063,664        2,063,664
                                                                                                              -------------
Net income                                                                                                    $  3,838,983
                                                                                                              =============

                                                                        Operating Segment Income for the
                                                                         Six Months Ended June 30, 2001

                                                                                                Retirement Savings and
                                                          Life Insurance                          Investment Products

                                                           Acquisitions                                 Annuities
                                                           -------------                               -----------

Premiums and policy fees                                     $21,898,439                               $    66,385
Reinsurance ceded                                             (8,058,932)                                        0
                                                           -------------                               -----------
   Net of reinsurance ceded                                   13,839,507                                    66,385
Net investment income                                         14,671,180                                   499,363
Other income                                                         244                                     2,238
                                                           -------------                               -----------
       Total revenues                                         28,510,931                                   567,986
                                                           -------------                               -----------
Benefits and settlement expenses                              15,215,332                                   954,515
Amortization of deferred policy
   acquisition costs                                           3,087,180                                   110,104
Other operating expenses                                       4,246,176                                    97,829
                                                           -------------                               -----------
       Total benefits and expenses                            22,548,688                                 1,162,448
                                                           -------------                               -----------
Income (loss) from continuing operations
   before income tax                                           5,962,243                                  (594,462)

                                                 Specialty Insurance
                                                       Products
                                                                              Corporate
                                                          Credit                 and
                                                         Products               Other         Adjustments        Total
                                                       -----------           -----------     -------------    -------------

Premiums and policy fees                                $1,717,366                                             $23,682,190
Reinsurance ceded                                           84,341                                              (7,974,591)
                                                       -----------                                            -------------
   Net of reinsurance ceded                              1,801,707                                              15,707,599
Net investment income                                      307,863           $1,021,692                         16,500,098
Realized investment gains (losses)                                                            $   611,280          611,280
Other income                                                                                                         2,482
                                                       -----------           -----------     -------------    -------------
       Total revenues                                    2,109,570            1,021,692           611,280       32,821,459
                                                       -----------           -----------     -------------    -------------
Benefits and settlement expenses                         1,142,805                                              17,312,652
Amortization of deferred policy
   acquisition costs                                       335,873                                               3,533,157
Other operating expenses                                    39,008              (78,178)                         4,304,835
                                                       -----------           -----------                      -------------
       Total benefits and expenses                       1,517,686              (78,178)                        25,150,644
                                                       -----------           -----------                      -------------
Income (loss) from continuing operations
   before income tax                                       591,884            1,099,870           611,280        7,670,815
Income tax expense                                                                              2,646,432        2,646,432
Income from discontinued operations,
   net of income tax                                                                               22,222           22,222
Cumulative effect of change in accounting
   principle, net of income tax                                                                  (284,968)        (284,968)
                                                                                                              -------------
Net income                                                                                                     $ 4,761,637
                                                                                                              =============

                                                                Operating Segment Assets
                                                                    June 30, 2002
                                              ----------------------------------------------------------------------

                                                                                             Retirement Savings and
                                                        Life Insurance                         Investment Products

                                                    Life
                                                  Marketing         Acquisitions                         Annuities
                                                  ---------         ------------                        -----------
Investments and other assets                       $304,500         $473,980,993                        $56,149,609
Deferred policy acquisition costs                   268,149          108,536,546                          2,455,663
                                                  ---------         ------------                        -----------
       Total assets                                $572,649         $582,517,539                        $58,605,272
                                                  =========         ============                        ===========

                                               Specialty Insurance
                                                   Products
                                                                            Corporate
                                                      Credit                  and
                                                     Products                Other          Adjustments           Total
                                                   ------------            -----------      ------------       ------------

Investments and other assets                        $10,087,214            $42,230,648        $3,724,641       $586,477,605
Deferred policy acquisition costs                     1,614,666                                                 112,875,024
                                                   ------------            -----------      -----------        ------------
       Total assets                                 $11,701,880            $42,230,648        $3,724,641       $699,352,629
                                                   ============            ===========      ============       ============

                                                                     Operating Segment Assets
                                                                       December 31, 2001

                                                                                                   Retirement Savings and
                                                     Life Insurance                                  Investment Products

                                                      Acquisitions                                       Annuities
                                                    ---------------                                     -----------

Investments and other assets                         $471,065,653                                       $46,091,122
Deferred policy acquisition costs                     114,902,459                                         2,483,640
                                                    ---------------                                     -----------
       Total assets                                  $585,968,112                                       $48,574,762
                                                    ===============                                     ===========

                                               Specialty Insurance
                                                   Products
                                                                           Corporate
                                                      Credit                  and
                                                     Products                Other          Adjustments           Total
                                                    -----------            -----------      ------------      -------------

Investments and other assets                        $10,390,438            $34,248,362        $3,956,062       $565,751,637
Deferred policy acquisition costs                     1,611,339                                                 118,997,438
                                                    -----------            -----------      ------------      -------------
       Total assets                                 $12,001,777            $34,248,362        $3,956,062       $684,749,075
                                                    ===========            ===========      ============      =============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at June 30, 2002, and for the six months then ended, the Company had share-owners’ equity of $42.2 million and net income of $6.4 million.

NOTE E - COMPREHENSIVE INCOME

        The following table sets forth the Company's comprehensive income for the periods shown:

                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30                           June 30
                                                                ----------------------------     --------------------------
                                                                   2002             2001            2002           2001
                                                                   ----             ----            ----           ----

Net income                                                       $1,802,542       $2,317,109      $3,838,983     $4,761,637
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $2,210,781; 2001 - $(540,486)
   six months: 2002 - $666,840; 2001 - $1,507,879)                4,105,736       (1,003,760)      1,238,418      2,800,347
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $178,398; 2001 - $18,607
   six months: 2002 - $185,392; 2001 - $(213,948))                  331,311           34,557         344,300       (397,332)
Transition adjustment on derivative financial
   instruments (net of income tax:
   six months: 2001 - $153,444)                                                                                     284,968
                                                                 ----------       ----------      ----------     ----------
Comprehensive income                                             $6,239,589       $1,347,906      $5,421,701     $7,449,620
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

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on the Company’s financial position or results of operations.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 2002, the Company was involved in the businesses of four of PLC’s operating segments: Acquisitions, Life Marketing, Credit Products and Annuities. The Company has an additional business segment which is described herein as Corporate and Other.

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

        In the conduct of its business, the Company makes certain assumptions regarding the mortality, persistency, claims, expenses and interest rates, or other factors appropriate to the type of business, it expects to experience in future periods, which are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of the Company’s balance sheet. The Company’s actual experience, as well as changes in estimates, are used to prepare the Company’s statements of income. The calculations the Company uses to estimate various components of its balance sheet and statement of income are necessarily complex and include large amounts of data. Assumptions and estimates involve judgement and by their nature are imprecise and subject to changes and revisions over time. Accordingly, the Company's results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and changes arising from implementing more sophisticated administrative systems and procedures that are capable of calculating more precise estimates.

        The following discussion and analysis primarily relates to the six months ended June 30, 2002, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2002, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended June 30, 2002, and June 30, 2001, has been provided.

        The Company’s results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period is necessary to assess an insurance company’s performance.

Revenues

The following table sets forth revenues by source for the periods shown:

                                                        Three Months Ended                        Six Months Ended
                                                               June 30                                June 30
                                                    -----------------------------------------------------------------------
                                                          2002              2001                 2002              2001
                                                          ----              ----                 ----              ----
         Premiums and policy fees, net of
             reinsurance                             $  7,750,771       $  8,418,150           $14,850,370      $15,707,599
         Net investment income                          8,938,842          8,447,484            17,604,612       16,500,098
         Realized investment (losses) gains              (509,709)           (53,164)             (529,692)         611,280
         Other income                                        (902)               501                 2,213            2,482
                                                     ------------       ------------           -----------      -----------
                                                     $ 16,179,002       $ 16,812,971           $31,927,503      $32,821,459
                                                     ============       ============           ===========      ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.9 million or 5.5% in the first six months of 2002 from the first six months of 2001. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2001 or the first six months of 2002, therefore decreases in older acquired policies resulted in a decrease of $1.0 million in the first six months of 2002 as compared with the first six months of 2001. This decrease was partially offset by increases in premiums and policy fees in the Annuities segment and the addition of the Life Marketing segment in the first quarter of 2002.

        Net investment income in the first six months of 2002 increased by $1.1 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets.

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

        Realized investment losses were approximately $0.5 million in the first six months of 2002. During the first six months of 2002, the Company recorded other than temporary impairments on its investments of $1.5 million which were partially offset by $1.0 million of realized gains. Realized investment gains were approximately $0.6 million in the first six months of 2001.

        The Company reported an insignificant amount of other income in the first six months of 2002 and 2001.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            Operating Income (Loss) and Income (Loss) Before Income Tax

                                                          Three Months Ended                        Six Months Ended
                                                               June 30                                  June 30
                                                     ---------------------------------------------------------------------
                                                           2002               2001               2002              2001
                                                           ----               ----               ----              ----
Operating Income (Loss)1
Life Insurance
     Acquisitions                                      $2,938,534         $2,804,840           $5,860,126       $5,962,243
     Life Marketing                                        40,501                                  91,201
Specialty Insurance Products
     Credit Products                                      296,100            349,923              594,153          591,884
Retirement Savings and Investment
Products
     Annuities                                           (275,224)          (329,124)            (481,811)        (594,462)
Corporate and Other                                       281,251            706,924              368,670        1,099,870
                                                      ------------        -----------           ----------      -----------
Total operating income                                  3,281,162          3,532,563            6,432,339        7,059,535
                                                      ------------        -----------           ----------      -----------

Realized Investment Gains (Losses)
     Annuities                                                923                                  66,277
     Unallocated Realized Investment
         Gains (Losses)                                  (510,632)           (53,164)            (595,969)         611,280
                                                      ------------        -----------           ----------      -----------
     Total                                               (509,709)           (53,164)            (529,692)         611,280
                                                      ------------        -----------           ----------      -----------
Income (Loss) Before Income Tax
Life Insurance
     Acquisitions                                       2,938,534          2,804,840            5,860,126        5,962,243
     Life Marketing                                        40,501                                  91,201
Specialty Insurance Products
     Credit Products                                      296,100            349,923              594,153          591,884
Retirement Savings and Investment
Products
     Annuities                                           (274,301)          (329,124)            (415,534)        (594,462)
Corporate and Other                                       281,251            706,924              368,670        1,099,870
Unallocated Realized Investment
    Gains (Losses)                                       (510,632)           (53,164)            (595,969)         611,280
                                                      ------------        -----------           ----------      -----------
Total income before income tax                         $2,771,453         $3,479,399           $5,902,647       $7,670,815
                                                      ============        ===========          ===========      ===========

1 Income (loss) from continuing operations before income tax excluding realized investment gains and losses.

        Pretax operating income from the Acquisitions segment was $5.9 million in the first six months of 2002 as compared to $6.0 million in the same period of 2001. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the segment partially offset the decrease in premiums and policy fees.

        The Credit Products segment's pretax operating income remained relatively unchanged in the first six months of 2002 as compared to the same period of 2001.

        The Annuity segment had pretax operating losses of $0.5 million in the first six months of 2002 and $0.6 million of pretax operating losses in the same period of 2001, as the segment continues to gain sales momentum.

        The Corporate and Other segment consist of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $0.4 million in the first six months of 2002 as compared to $1.1 million in the first six months of 2001.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                                Three Months Ended                    Six Months Ended
                                                                      June 30                              June 30
                                                             -------------------------------------------------------------
                                                                2002             2001               2002            2001
                                                               -----             ----               -----          -----

           Estimated Effective Income Tax Rates                35.0%             34.5%              35.0%           34.5%

        The effective income tax rate for the full year of 2001 was 34.5%. Management’s estimate of the effective income tax rate for 2002 is approximately 35.0%.

Net Income

         The following table sets forth net income for the periods shown:

                                                          Three Months Ended                       Six Months Ended
                  Net Income                                   June 30                                   June 30
                  ----------                            -----------------------------          ---------------------------
                                                           2002              2001                2002              2001
                                                           ----             ------              ------             ----
                    Total                               $1,802,542        $2,317,109           $3,838,983       $4,761,637

        Compared to the same period in 2001, net income in the first six months of 2002 decreased $0.9 million, reflecting decreases in the Acquisitions segment and the Corporate and Other segment and unallocated realized gains, which were partially offset by increases in the Credit Products, Annuities and Life Marketing segments.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Protective Life and Annuity Insurance Company

Date: August 14, 2002

/s/Jerry W. DeFoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authorized officer)