Form 10-Q
period 2002-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2002-11-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Yes [X] No[ ]

Number of shares of Common Stock, $10.00 par value, outstanding as of November 8, 2002: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants
       Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2002 and 2001 (unaudited)
       Condensed Balance Sheets as of September 30, 2002
           (unaudited) and December 31, 2001
       Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2002 and 2001 (unaudited)
       Notes to Condensed Financial Statements (unaudited)

   Item 2.  Management's Narrative Analysis of the Results of Operations
   Item 4.  Controls and Procedures

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K

Signature
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 2002, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
November 13, 2002

                                          PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                    CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                    September 30                       September 30
                                                             ----------------------------       -------------------------
                                                                   2002           2001              2002          2001
                                                                   ----           ----              ----          ----

REVENUES
    Premiums and policy fees                                  $12,998,040     $11,427,735       $36,072,174    $35,109,925
    Reinsurance ceded                                          (6,108,778)     (4,172,347)      (14,332,542)   (12,146,938)
                                                              ------------    ------------      ------------   ------------
      Premiums and policy fees, net of reinsurance ceded        6,889,262       7,255,388        21,739,632     22,962,987
    Net investment income                                       9,348,179       8,578,650        26,952,791     25,078,748
    Realized investment gains (losses)                           (249,668)     (1,858,929)         (779,360)    (1,247,649)
    Other income                                                    6,378            (365)            8,591          2,117
                                                              ------------    ------------      ------------   ------------
                                                               15,994,151      13,974,744        47,921,654     46,796,203
                                                              ------------    ------------      ------------   ------------

BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $5,381,394; 2001 - $2,834,142
      nine months: 2002 - $11,864,729; 2001 - $8,282,106)       9,174,577       8,851,015        25,776,996     26,163,667
    Amortization of deferred policy acquisition costs           1,975,347       1,715,286         6,891,892      5,248,443
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $531,435; 2001 - $21,616
      nine months: 2002 - $480,373; 2001 - $88,879)             1,786,366       2,276,686         6,292,258      6,581,521
                                                              ------------    ------------      ------------   ------------
                                                               12,936,290      12,842,987        38,961,146     37,993,631
                                                              ------------    ------------      ------------   ------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX                                           3,057,861       1,131,757         8,960,508      8,802,572

Income tax expense                                              1,062,881         337,640         3,126,545      2,984,072
                                                              ------------    ------------      ------------   ------------

NET INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                        1,994,980         794,117         5,833,963      5,818,500

Income from discontinued operations, net of income tax                  0          55,006                 0         77,228

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                               1,994,980         849,123         5,833,963      5,895,728

Cumulative effect of change in accounting
   principle, net of income tax                                         0               0                 0       (284,968)
                                                              ------------    ------------      ------------   ------------

NET INCOME                                                   $  1,994,980    $    849,123       $ 5,833,963    $ 5,610,760
                                                              ============    ============      ============   ============

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                       CONDENSED BALANCE SHEETS

                                                                                    September 30            December 31
                                                                                        2002                    2001
                                                                                   --------------          -------------
                                                                                     (Unaudited)
ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost:  2002 - $483,240,356; 2001 - $442,583,178)                   $507,352,158           $445,730,493
     Mortgage loans on real estate                                                      2,324,727              2,717,495
     Other long term investments                                                          818,610                470,030
     Policy loans                                                                      54,389,108             54,565,016
     Short-term investments                                                             5,450,101             12,000,000
                                                                                   --------------          -------------
       Total investments                                                              570,334,704            515,483,034
   Cash                                                                                 2,079,303              4,284,257
   Accrued investment income                                                            8,905,112              8,432,689
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                                376,314              7,888,382
   Reinsurance receivables                                                             20,299,614             20,642,570
   Deferred policy acquisition costs                                                  105,516,164            118,997,438
   Other assets                                                                            21,007                 19,689
   Assets related to separate accounts
     Variable Annuity                                                                   7,595,063              9,001,016
                                                                                   --------------          -------------
                                                                                     $715,127,281           $684,749,075
                                                                                   ==============          =============
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                               $464,221,080           $458,568,381
     Unearned premiums                                                                  6,512,699              7,767,028
                                                                                   --------------          -------------
                                                                                      470,733,779            466,335,409
   Annuity deposits                                                                    58,792,492             47,324,337
   Other policyholders' funds                                                           5,772,997              5,874,932
   Other liabilities                                                                   12,066,989             17,390,459
   Deferred income taxes                                                               24,538,259             17,077,829
   Liabilities related to separate accounts
     Variable Annuity                                                                   7,595,063              9,001,016
                                                                                   --------------          -------------
                                                                                      579,499,579            563,003,982
                                                                                   --------------          -------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000                                                           2,000                  2,000
   Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                             2,500,000              2,500,000
   Additional paid-in capital                                                         101,386,324            101,386,324
   Retained earnings                                                                   21,302,480             15,468,517
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2002 - $5,619,868; 2001 - $1,285,982)                                      10,436,898              2,388,252
                                                                                   --------------          -------------
                                                                                      135,627,702            121,745,093
                                                                                   --------------          -------------
                                                                                     $715,127,281           $684,749,075
                                                                                   ==============          =============

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30
                                                                                               ---------------------------
                                                                                                   2002             2001
                                                                                                   ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $    5,833,963   $    5,610,760
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment losses                                                                    779,360        1,247,649
     Amortization of deferred policy acquisition costs                                           6,891,892        5,248,443
     Capitalization of deferred policy acquisition costs                                        (1,643,281)      (1,222,606)
     Deferred income tax                                                                         3,126,545        3,023,679
     Interest credited to universal life and investment products                                24,579,534       26,004,415
     Policy fees assessed on universal life and investment products                            (26,117,836)     (27,210,713)
     Change in accrued investment income and other receivables                                   7,382,601       (1,548,246)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                  (1,085,040)         442,632
     Change in other liabilities                                                                (5,323,470)       2,534,696
     Other (net)                                                                                    (1,318)           6,864
                                                                                              -------------     ------------
     Net cash provided by operating activities                                                  14,422,950       14,137,573
                                                                                              -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                             54,573,275      130,773,152
     Other                                                                                         577,349          812,016
   Sale of available for sale investments
     Investments available for sale                                                            249,674,713       52,729,791
   Cost of investments acquired
     Investments available for sale                                                           (338,302,871)    (208,181,079)
                                                                                              -------------     ------------
   Net cash used in investing activities                                                       (33,477,534)     (23,866,120)
                                                                                              -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                            37,432,640       38,498,681
   Investment product withdrawals                                                              (20,583,010)     (21,528,098)
                                                                                              -------------     ------------
   Net cash provided by financing activities                                                    16,849,630       16,970,583
                                                                                              -------------     ------------

(DECREASE) INCREASE IN CASH                                                                     (2,204,954)       7,242,036
CASH AT BEGINNING OF PERIOD                                                                      4,284,257        1,165,410
                                                                                              -------------     ------------
CASH AT END OF PERIOD                                                                       $    2,079,303   $    8,407,446
                                                                                              =============     ============

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive, and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

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

Specialty Insurance Products

        The Asset Protection segment primarily markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and vehicle and recreational marine extended service contracts.

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

        In December 2001, the Company sold substantially all of its Dental Division, and discontinued other Dental Division related operations (see Note H “Discontinued Operations”). Prior period segment results have been restated to reflect these changes.

                                                                  Operating Segment Income for the
                                                                Three Months Ended September 30, 2002
                                                --------------------------------------------------------------------

                                                                                             Retirement Savings and
                                                           Life Insurance                      Investment Products

                                                    Life
                                                 Marketing               Acquisitions                    Annuities
                                                -----------              ------------                    ---------

Premiums and policy fees                           $289,921              $11,770,967                    $   44,904
Reinsurance ceded                                  (395,020)              (5,713,054)
                                                   ---------             ------------                      -------
   Net of reinsurance ceded                        (105,099)               6,057,913                        44,904
Net investment income                                 1,942                7,864,982                       984,708
Realized investment gains                                                                                   13,443
Other income                                                                   5,071                         1,307
                                                   ---------             ------------                    ---------
       Total revenues                              (103,157)              13,927,966                     1,044,362
                                                   ---------             ------------                    ---------
Benefits and settlement expenses                    115,853                7,582,972                     1,021,216
Amortization of deferred policy
   acquisition costs                                 57,829                1,752,875                        (1,706)
Other operating expenses                           (217,419)               1,955,356                        35,751
                                                   ---------             ------------                    ---------
       Total benefits and expenses                  (43,737)              11,291,203                     1,055,261
                                                   ---------             ------------                    ---------
Income (loss) before income tax                     (59,420)               2,636,763                       (10,899)

                                                 Specialty Insurance
                                                       Products
                                                                              Corporate
                                                          Asset                 and
                                                       Protection              Other          Adjustments          Total
                                                      ------------            ---------      ------------      -----------

Premiums and policy fees                                $  892,248                                             $12,998,040
Reinsurance ceded                                             (704)                                             (6,108,778)
                                                      ------------            ---------      ------------      -----------
   Net of reinsurance ceded                                891,544                                               6,889,262
Net investment income                                      145,671             $350,876                          9,348,179
Realized investment gains (losses)                                                             $ (263,111)        (249,668)
Other income                                                                                                         6,378
                                                      ------------            ---------      ------------      -----------
Total revenues                                           1,037,215              350,876          (263,111)      15,994,151
                                                      ------------            ---------      ------------      -----------
Benefits and settlement expenses                           454,536                                               9,174,577
Amortization of deferred policy
   acquisition costs                                       166,349                                               1,975,347
Other operating expenses                                    33,350              (20,672)                         1,786,366
                                                      ------------            ---------      ------------      -----------
       Total benefits and expenses                         654,235              (20,672)                        12,936,290
                                                      ------------            ---------      ------------      -----------
Income (loss) before income tax                            382,980              371,548          (263,111)       3,057,861
Income tax expense                                                                              1,062,881        1,062,881
                                                      ------------            ---------      ------------      -----------
Net income                                                                                                     $ 1,994,980
                                                                                                               ===========

                                                                  Operating Segment Income for the
                                                               Three Months Ended September 30, 2001
                                                        -------------------------------------------------------------

                                                                                             Retirement Savings and
                                                        Life Insurance                         Investment Products

                                                           Acquisitions                                 Annuities
                                                          --------------                               -----------

Premiums and policy fees                                     $10,545,795                                 $  42,596
Reinsurance ceded                                             (4,171,320)
                                                          --------------                               -----------

   Net of reinsurance ceded                                    6,374,475                                    42,596
Net investment income                                          7,606,652                                   662,561
Other income                                                                                                  (365)
                                                          --------------                               -----------
       Total revenues                                         13,981,127                                   704,792
                                                          --------------                               -----------
Benefits and settlement expenses                               7,459,729                                   666,852
Amortization of deferred policy
   acquisition costs                                           1,498,790                                    61,428
Other operating expenses                                       2,156,286                                    75,775
                                                          --------------                               -----------
       Total benefits and expenses                            11,114,805                                   804,055
                                                          --------------                               -----------
Income (loss) from continuing operations
   before income tax                                           2,866,322                                   (99,263)

                                                 Specialty Insurance
                                                       Products
                                                                              Corporate
                                                        Asset                   and
                                                      Protection               Other         Adjustments         Total
                                                     ------------             ----------     -----------      -------------

Premiums and policy fees                                $839,344                                               $11,427,735
Reinsurance ceded                                         (1,027)                                               (4,172,347)
                                                     ------------             ----------     -----------      -------------
   Net of reinsurance ceded                              838,317                                                 7,255,388
Net investment income                                    150,456               $158,981                          8,578,650
Realized investment gains (losses)                                                            $(1,858,929)      (1,858,929)
Other income                                                                                                          (365)
                                                     ------------             ----------     -----------      -------------
       Total revenues                                    988,773                158,981        (1,858,929)      13,974,744
                                                     ------------             ----------     -----------      -------------
Benefits and settlement expenses                         724,434                                                 8,851,015
Amortization of deferred policy
   acquisition costs                                     155,068                                                 1,715,286
Other operating expenses                                  20,944                 23,681                          2,276,686
                                                     ------------             ----------     -----------      -------------
       Total benefits and expenses                       900,446                 23,681                         12,842,987
                                                     ------------             ----------     -----------      -------------
Income (loss) from continuing operations
   before income tax                                      88,327                135,300        (1,858,929)       1,131,757
Income tax expense                                                                                337,640          337,640
Income from discontinued operations,
   net of income tax                                                                               55,006           55,006
                                                                                                              -------------
Net income                                                                                                    $    849,123
                                                                                                              =============

                                                                  Operating Segment Income for the
                                                                Nine Months Ended September 30, 2002

                                                                                            Retirement Savings and
                                                        Life Insurance                         Investment Products
                                                    Life
                                                 Marketing           Acquisitions                       Annuities

Premiums and policy fees                           $654,130          $32,702,177                       $   121,780
Reinsurance ceded                                  (537,723)         (13,767,961)
                                                  ----------         ------------                      -----------
   Net of reinsurance ceded                         116,407           18,934,216                           121,780
Net investment income                                 1,734           23,129,313                         2,743,405
Realized investment gains (losses)                                                                          79,720
Other income                                                               5,071                             3,520
                                                  ----------         ------------                      -----------
       Total revenues                               118,141           42,068,600                         2,948,425
                                                  ----------         ------------                      -----------
Benefits and settlement expenses                    147,576           21,554,861                         2,642,074
Amortization of deferred policy
   acquisition costs                                 43,124            5,775,028                           577,902
Other operating expenses                           (104,340)           6,241,822                           154,882
                                                  ----------         ------------                      -----------
       Total benefits and expenses                   86,360           33,571,711                         3,374,858
                                                  ----------         ------------                      -----------
Income (loss) before income tax                      31,781            8,496,889                          (426,433)

                                                 Specialty Insurance
                                                       Products
                                                                             Corporate
                                                        Asset                   and
                                                      Protection               Other           Adjustments        Total
                                                     -------------           ----------       -------------    ------------

Premiums and policy fees                               $2,594,087                                              $36,072,174
Reinsurance ceded                                         (26,858)                                             (14,332,542)
                                                     -------------           ----------       -------------    ------------
   Net of reinsurance ceded                             2,567,229                                               21,739,632
Net investment income                                     429,571              $648,768                         26,952,791
Realized investment gains (losses)                                                             $ (859,080)        (779,360)
Other income                                                                                                         8,591
                                                     -------------           ----------       -------------    ------------
       Total revenues                                   2,996,800               648,768          (859,080)      47,921,654
                                                     -------------           ----------       -------------    ------------
Benefits and settlement expenses                        1,432,485                                               25,776,996
Amortization of deferred policy
   acquisition costs                                      495,838                                                6,891,892
Other operating expenses                                   91,344               (91,450)                         6,292,258
                                                     -------------           ----------       -------------    ------------
       Total benefits and expenses                      2,019,667               (91,450)                        38,961,146
                                                     -------------           ----------       -------------    ------------
Income (loss) before income tax                           977,133               740,218          (859,080)       8,960,508
Income tax expense                                                                              3,126,545        3,126,545
                                                                                                               ------------
Net income                                                                                                     $ 5,833,963
                                                                                                               ============

                                                                  Operating Segment Income for the
                                                                Nine Months Ended September 30, 2001

                                                                                             Retirement Savings and
                                                          Life Insurance                         Investment Products

                                                           Acquisitions                                Annuities
                                                           --------------                             ------------

Premiums and policy fees                                     $32,444,234                               $   108,981
Reinsurance ceded                                            (12,230,252)
                                                           --------------                             ------------
   Net of reinsurance ceded                                   20,213,982                                   108,981
Net investment income                                         22,277,832                                 1,161,924
Other income                                                         244                                     1,873
                                                           --------------                             ------------
       Total revenues                                         42,492,058                                 1,272,778
                                                           --------------                             ------------
Benefits and settlement expenses                              22,675,061                                 1,621,367
Amortization of deferred policy
   acquisition costs                                           4,585,970                                   171,532
Other operating expenses                                       6,402,462                                   173,604
                                                           --------------                             ------------
       Total benefits and expenses                            33,663,493                                 1,966,503
                                                           --------------                             ------------
Income (loss) from continuing operations
   before income tax                                           8,828,565                                  (693,725)

                                                 Specialty Insurance
                                                       Products
                                                                              Corporate
                                                          Asset                 and
                                                       Protection              Other         Adjustments          Total
                                                      -------------         ------------     -----------       -----------

Premiums and policy fees                                $2,556,710                                             $35,109,925
Reinsurance ceded                                           83,314                                             (12,146,938)
                                                      -------------         ------------     -----------       -----------
   Net of reinsurance ceded                              2,640,024                                              22,962,987
Net investment income                                      458,319           $1,180,673                         25,078,748
Realized investment gains (losses)                                                            $(1,247,649)      (1,247,649)
Other income                                                                                                         2,117
                                                      -------------         ------------     -----------       -----------
       Total revenues                                    3,098,343            1,180,673        (1,247,649)      46,796,203
                                                      -------------         ------------     -----------       -----------
Benefits and settlement expenses                         1,867,239                                              26,163,667
Amortization of deferred policy
   acquisition costs                                       490,941                                               5,248,443
Other operating expenses                                    59,952              (54,497)                         6,581,521
                                                      -------------         ------------     -----------       -----------
       Total benefits and expenses                       2,418,132              (54,497)                        37,993,631
                                                      -------------         ------------     -----------       -----------
Income (loss) from continuing operations
   before income tax                                       680,211            1,235,170        (1,247,649)       8,802,572
Income tax expense                                                                              2,984,072        2,984,072
Income from discontinued operations,
   net of income tax                                                                               77,228           77,228
Cumulative effect of change in accounting
   principle, net of income tax                                                                  (284,968)        (284,968)
                                                                                                               ------------
Net income                                                                                                     $ 5,610,760
                                                                                                               ============

                                                                      Operating Segment Assets
                                                                        September 30, 2002

                                                                                               Retirement Savings and
                                                        Life Insurance                         Investment Products

                                                   Life
                                                 Marketing           Acquisitions                        Annuities
                                                ------------        -------------                       ------------

Investments and other assets                      $(257,886)         $501,903,971                        $52,738,045
Deferred policy acquisition costs                   355,375           100,912,159                          2,607,538
                                                ------------        -------------                       ------------
       Total assets                               $  97,489          $602,816,130                        $55,345,583
                                                ============        =============                       ============

                                               Specialty Insurance
                                                   Products

                                                                           Corporate
                                                       Asset                  and
                                                    Protection               Other           Adjustments           Total
                                                  --------------           -----------       -----------       ------------

Investments and other assets                         $6,614,059            $44,899,831        $3,713,097       $609,611,117
Deferred policy acquisition costs                     1,641,092                                                 105,516,164
                                                  --------------           -----------       -----------       ------------
       Total assets                                  $8,255,151            $44,899,831        $3,713,097       $715,127,281
                                                  ==============           ===========       ===========       ============

                                                                     Operating Segment Assets
                                                                         December 31, 2001

                                                                                             Retirement Savings and
                                                    Life Insurance                             Investment Products

                                                      Acquisitions                                       Annuities
                                                    --------------                                     ------------

Investments and other assets                         $471,065,653                                       $46,091,122
Deferred policy acquisition costs                     114,902,459                                         2,483,640
                                                    --------------                                     ------------
       Total assets                                  $585,968,112                                       $48,574,762
                                                    ==============                                     ============

                                               Specialty Insurance
                                                   Products
                                                                           Corporate
                                                     Asset                   and
                                                   Protection               Other           Adjustments          Total
                                                  -------------          -------------      -----------       -------------

Investments and other assets                        $10,390,438            $34,248,362        $3,956,062       $565,751,637
Deferred policy acquisition costs                     1,611,339                                                 118,997,438
                                                  -------------          -------------      ------------       -------------
       Total assets                                 $12,001,777            $34,248,362        $3,956,062       $684,749,075
                                                  =============          =============      ============      =============
NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at September 30, 2002, and for the nine months then ended, the Company had share-owners’ equity of $44.9 million and net income of $10.0 million.

NOTE E - COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods shown:

                                                                      September 30                     September 30
                                                                -----------------------------    ----------------------------
                                                                   2002              2001            2002            2001
                                                                   ----              ----            ----            ----

Net income                                                       $1,994,980      $   849,123      $ 5,833,963    $  5,610,760
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $3,394,269; 2001 - $2,411,645
   nine months: 2002 - $4,061,110; 2001 - $3,919,524)             6,303,644        4,478,770        7,542,062       7,279,117
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $87,384; 2001 - $650,625
   nine months: 2002 - $272,776; 2001 - $436,677)                   162,284        1,208,304          506,584         810,972
Transition adjustment on derivative financial
   instruments (net of income tax:
   nine months: 2001 - $153,444)                                                                                      284,968
                                                                -----------       ----------      -----------     -----------
Comprehensive income                                             $8,460,908       $6,536,197      $13,882,609     $13,985,817
                                                                ===========       ==========      ===========     ===========
NOTE F - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after September 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

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

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determinin the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company’s financial position or results of operations.

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

        PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. The life insurance category includes the Life Marketing and Acquisitions segments. The specialty insurance products category includes the Asset Protection segment. The retirement savings and investment products category includes the Stable Value Contracts and Annuities segments.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September 30, 2002, the Company was involved in the businesses of four of PLC’s operating segments: Acquisitions, Life Marketing, Asset Protection and Annuities. The Company has an additional business segment which is described herein as Corporate and Other.

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

        This report includes “forward-looking statements” which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and the Company cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99(a), incorporated by reference herein, for more information about factors which could affect future results.

        In the conduct of its business, the Company makes certain assumptions regarding the mortality, persistency, claims, expenses and interest rates, or other factors appropriate to the type of business, it expects to experience in future periods, which are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of the Company’s balance sheet. The Company’s actual experience, as well as changes in estimates, are used to prepare the Company’s statements of income. The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. Assumptions and estimates involve judgement and by their nature are imprecise and subject to change and revision over time. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and changes arising from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

        The following discussion and analysis primarily relates to the nine months ended September 30, 2002, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2002, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended September 30, 2002, and September 30, 2001, has been provided.

        The Company’s results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management’s opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company’s performance.

Revenues
         The following table sets forth revenues by source for the periods shown:

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30                             September 30
                                                     -------------------------------         ------------------------------
                                                        2002               2001                  2002              2001
                                                        ----               ----                  ----              ----

         Premiums and policy fees, net of
             reinsurance                              $ 6,889,262        $ 7,255,388           $21,739,632      $22,962,987
         Net investment income                          9,348,179          8,578,650            26,952,791       25,078,748
         Realized investment losses                      (249,668)        (1,858,929)             (779,360)      (1,247,649)
         Other income                                       6,378               (365)                8,591            2,117
                                                      ------------       ------------          ------------     ------------
                                                      $15,994,151        $13,974,744           $47,921,654      $46,796,203
                                                      ============       ============          ============     ============

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $1.2 million or 5.3% in the first nine months of 2002 from the first nine months of 2001. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2001 or the first nine months of 2002, therefore decreases in older acquired policies resulted in a decrease of $1.3 million in the first nine months of 2002 as compared with the first nine months of 2001. This decrease and the $0.1 million decrease in the Asset Protection segment were partially offset by increases in premiums and policy fees in the Annuities segment and the addition of the Life Marketing segment in the first quarter of 2002.

        Net investment income in the first nine months of 2002 increased by $1.9 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets.

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

        Realized investment losses were approximately $0.8 million in the first nine months of 2002. During the first nine months of 2002, the Company recorded other than temporary impairments on its investments of $1.5 million which were partially offset by $0.7 million of realized gains. Realized investment losses were approximately $1.2 million in the first nine months of 2001.

        The Company reported an insignificant amount of other income in the first nine months of 2002 and 2001.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      Operating Income (Loss) and Income (Loss) Before Income Tax

                                                             Three Months Ended                     Nine Months Ended
                                                                September 30                          September 30
                                                       ------------------------------         -----------------------------
                                                           2002               2001               2002              2001
                                                           ----               ----               ----              ----
Operating Income (Loss)1
Life Insurance
     Acquisitions                                      $2,636,763         $2,866,322           $8,496,889      $ 8,828,565
     Life Marketing                                       (59,420)                                 31,781
Specialty Insurance Products
     Asset Protection                                     382,980             88,327              977,133          680,211
Retirement Savings and Investment
Products
     Annuities                                            (24,342)           (99,263)            (506,153)        (693,725)
Corporate and Other                                       371,548            135,300              740,218        1,235,170
                                                       -----------        -----------          -----------     ------------
Total operating income                                  3,307,529          2,990,686            9,739,868       10,050,221
                                                       -----------        -----------          -----------     ------------

Realized Investment Gains (Losses)
     Annuities                                             13,443                                  79,720
     Unallocated Realized Investment Losses              (263,111)        (1,858,929)            (859,080)      (1,247,649)
                                                       -----------        -----------          -----------     ------------
     Total                                               (249,668)        (1,858,929)            (779,360)      (1,247,649)
                                                       -----------        -----------          -----------     ------------
Income (Loss) Before Income Tax
Life Insurance
     Acquisitions                                       2,636,763          2,866,322            8,496,889        8,828,565
     Life Marketing                                       (59,420)                                 31,781
Specialty Insurance Products
     Asset Protection                                     382,980             88,327              977,133          680,211
Retirement Savings and Investment
Products
     Annuities                                            (10,899)           (99,263)            (426,433)        (693,725)
Corporate and Other                                       371,548            135,300              740,218        1,235,170
Unallocated Realized Investment
    Gains (Losses)                                       (263,111)        (1,858,929)            (859,080)      (1,247,649)
                                                       -----------        -----------          -----------     ------------
Total income before income tax                         $3,057,861         $1,131,757           $8,960,508      $ 8,802,572
                                                       ===========        ===========          ===========     ============

   1 Income (loss) from continuing operations before income tax excluding realized investment gains and losses.

        Pretax operating income from the Acquisitions segment was $2.6 million in the first nine months of 2002 as compared to $2.9 million in the same period of 2001. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The increase in investment income on invested assets allocated to the segment partially offset the decrease in premiums and policy fees.

        The Asset Protection segment's pretax operating income was $1.0 million in the first nine months of 2002 as compared to $0.7 million in the same period of 2001 primarily due to a $0.4 million decrease in benefits and settlement expenses.

        The Annuity segment had pretax operating losses of $0.5 million in the first nine months of 2002 and $0.7 million of pretax operating losses in the same period of 2001, as the segment continues to gain sales momentum and an increase in investment income allocated to the segment.

        The Corporate and Other segment consist of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $0.7 million in the first nine months of 2002 as compared to $1.2 million in the first nine months of 2001.

Income Taxes
         The following table sets forth the effective tax rates for the periods shown:

                                                               Three Months Ended                  Nine Months Ended
                                                                   September 30                        September 30
                                                             ---------------------------         -------------------------
                                                                 2002             2001               2002            2001
                                                                 ----             ----               ----            ----

           Estimated Effective Income Tax Rates                34.8%             29.8%             34.9%            33.9%

        The effective income tax rate for the full year of 2001 was 34.5%. Management’s estimate of the effective income tax rate for 2002 is approximately 35.0%.

Net Income

        The following table sets forth net income for the periods shown:

                                                          Three Months Ended                     Nine Months Ended
                  Net Income                                  September 30                           September 30
                ---------------                       -------------------------------        ---------------------------
                                                           2002               2001               2002              2001
                                                           ----               ----               ----              ----

                    Total                               $1,994,980          $849,123           $5,833,963       $5,610,760

        Compared to the same period in 2001, net income in the first nine months of 2002 increased $0.2 million, reflecting increases in the Life Marketing, Asset Protection and Annuities segments, and smaller unallocated realized losses, which were partially offset by decreases in the Acquisitions and Corporate and Other segments.

Item 4. Controls and Procedures

        The Company’s President and Chief Financial Officer have, within the 90-day period preceding the filing of the report, evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date this evaluation was completed.

PART II

Item 6. Exhibits and Reports on Form 8-K
         (a)      Exhibit 99(a) - Safe Harbor for Forward-Looking Statements
                  Exhibit 99(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
                  Exhibit 99(c) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Protective Life and Annuity Insurance Company

Date:      November 14, 2002                                 /s/ Jerry W. DeFoor
                                                             Jerry W. DeFoor
                                                             Vice President and Controller
                                                             and Chief Accounting Officer
                                                             (Duly authorized officer)

                                Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Wayne E. Stuenkel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Protective Life and Annuity Insurance Company;

2.   Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge,  the financial  statements,  and other  financial  information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers and I are responsible for  establishing  and  maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers and I have  disclosed,  based on our most recent  evaluation,  to the  registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                                       /s/ Wayne E. Stuenkel
                                                     Title:   President and Chief Actuary

                                Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allen W. Ritchie, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Protective Life and Annuity Insurance Company;

2.   Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge,  the financial  statements,  and other  financial  information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers and I are responsible for  establishing  and  maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers and I have  disclosed,  based on our most recent  evaluation,  to the  registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                                       /s/ Allen W. Ritchie
                                                     Title:   Executive Vice President and
                                                              Chief Financial Officer