Form 10-K
period 2002-12-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2003-03-26
CIK 1050566

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
_____________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2002	333-42425

_____________

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

(Exact name of Registrant as specified in its charter)

Alabama	63-0761690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identificiation No.

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (205) 268-1000

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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer.
Yes [ ] No [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $10.00 Par Value, outstanding as of March 7, 2003: 250,000.

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

        PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Products, Annuities, and Asset Protection.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 2002, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Asset Protection, and Annuities. The Company has an additional business segment which is described herein as the Corporate and Other segment.

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

        Protective’s administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223.

Item 3. Legal Proceedings

        To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its affiliates is a party or of which any of its affiliates’ properties is subject. For additional information regarding legal proceedings see Note E to the financial statements included herein.

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

        At December 31, 2002, $91.3 million of share-owners’ equity, excluding net unrealized gains and losses, represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2003 is estimated to be $12.1 million.

In 2002, the Company declared and paid a cash dividend on common stock of $14.7 million. In 2001, the Company declared and paid a cash dividend on common stock of approximately $11.9 million. Preferred dividends of $50,000 were paid in 2002. Preferred dividends of $1.0 million were paid in 2001. The Company expects to continue to be able to pay cash dividends, subject to its earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data

        Not required in accordance with General Instruction I(2)(a).

Item 7. Management's Narrative Analysis of the Results of Operations

        In accordance with General Instruction I(2)(a), the Company includes the following analysis with the reduced disclosure format.

Forward-Looking Statements - Cautionary Language

This report reviews the Company’s financial condition and results of operations. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts, and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

Critical Accounting Policies

The Company’s accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the financial statements. A discussion of the various critical accounting policies is presented below.

The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These factors enter into management’s estimates of future profits which generally are used to amortize certain of such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.

The Company has a deferred policy acquisition costs asset of approximately $1 million related to its variable annuity product lines with an account balance of $13.2 million at December 31, 2002. The Company monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The methodologies employ varying assumptions about how much and how quickly the stock markets will recover from their current depressed levels. The primary assumptions used to project future profits as part of the recoverability analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean cap rate of 13%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets result in higher amounts of amortization.

Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Liabilities for future policy benefits on traditional life insurance products requires the use of assumptions relative to future investment yields, mortality, persistency and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

The Company also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

Determining whether a decline in the current fair value of invested assets is an other than temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For example, assessing the value of some investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in the notes to the financial statements.

The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

Revenues
The following table sets forth revenues by source for the periods shown:
                                                                    Year Ended                 Percentage
                                                                   December 31                  Increase
                                                                                               (Decrease)
                                                        -----------------------------------    ----------

                                                              2002              2001
                                                              ----              ----

Premiums and policy fees...........................       $27,558,996        $29,086,430          (5.3)%
Net investment income..............................        36,245,837         33,876,409           7.0
Realized investment losses.........................          (696,209)        (1,113,538)         37.5
Other income.......................................            11,087              5,731          93.5
                                                          -----------        -----------
                                                          $63,119,711        $61,855,032
                                                          ===========        ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $1.5 million or 5.3% in 2002 as compared to 2001. Premiums and policy fees in the Acquisitions segment are expected to decline with time unless new acquisitions are made. There were no new acquisitions made in 2002, resulting in a decrease of $1.4 million. Premiums and policy fees from the Asset Protection segment were $0.3 million lower in 2002 as compared to 2001. The Annuities segment's premiums in 2002 were approximately the same as in 2001. The Company became involved with PLC's Life Marketing segment in 2002 which added $0.1 million in premiums for the year.

        Net investment income for 2002 was $2.4 million or 7.0% higher than for the preceding year primarily due to increases in the average amount of invested assets. The percentage earned on average cash and investments was 6.3% in 2002 and 6.6% in 2001.

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

        Realized investment gains in 2002 were approximately $2.7 million and realized investment losses were approximately $3.4 million. During 2002, the Company recorded other than temporary impairments in its investments of $4.3 million.

        Each quarter the Company reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any specific other than temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, the Company considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, the Company considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery.

Income Before Income Tax

        Management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, operating segment income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income from continuing operations before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses and the related amortization of deferred policy acquisition costs.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                                   Operating Income (Loss) and Income (Loss) Before
                                                                           Income Tax Year Ended December 31
                                                                  ----------------------------------------------------
                                                                           2002                          2001
                                                                           ----                          ----
       Operating Income (Loss)(1)
       Life Insurance
            Life Marketing................................            $     142,070
            Acquisitions..................................               11,732,882                    $11,538,404
       Specialty Insurance Products
            Asset Protection..............................                1,593,905                        976,656
       Retirement Savings and
         Investment Products
            Annuities.....................................                 (536,584)                      (646,706)
       Corporate and Other................................                1,010,857                      1,531,512
                                                                       ------------                     -----------
       Total operating income.............................               13,943,130                     13,399,866
                                                                       ============                     ===========
       Realized Investment Gains (Losses)
            Annuities.....................................                   79,719
       Unallocated Realized Investment Gains (Losses).....                 (775,928)                    (1,113,538)
                                                                        ------------                    -----------
       Total..............................................                 (696,209)                    (1,113,538)
                                                                        ------------                    -----------
       Income (Loss) Before Income Tax
       Life Insurance
            Life Marketing................................                  142,070
            Acquisitions..................................               11,732,882                     11,538,404
       Specialty Insurance Products
            Asset Protection..............................                1,593,905                        976,656
       Retirement Savings and
         Investment Products
            Annuities.....................................                 (456,865)                      (646,706)
       Corporate and Other................................                1,010,857                      1,531,512
       Unallocated Realized Investment Gains (Losses).....                 (775,928)                    (1,113,538)
                                                                        ------------                  -------------
       Total income from continuing operations before
         income tax.......................................              $13,246,921                    $12,286,328
                                                                        ============                  =============

         (1)     Income  (loss) from  continuing  operations  before  income tax  excluding  realized  investment  gains and losses and related amortization of deferred policy acquisition costs.

        The Company became involved with PLC's Life Marketing segment during 2002, resulting in additional pretax earnings of $0.1 million.

        Pretax earnings from the Acquisitions segment increased $0.2 million in 2002 as compared to 2001. Earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. However, the decline in premium income was more than offset by increased net investment income and increases in other income.

        The Asset Protection segment’s 2002 pretax earnings increased $0.6 million as compared to 2001 primarily due to ceding commissions related to reinsurance arrangements with affiliates. The reinsurance arrangements are more fully discussed in Note J to the Company's financial statements included herein.

        The Annuities segment’s 2002 pretax loss decreased $0.1 million primarily due to an increase in net investment income on capital. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition cost. Also, beginning in January 2003, the Company is no longer marketing variable annuity products.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At December 31, 2002, the total GMDB reserve was $0.2 million, an increase of $0.1 million from December 31, 2001. At December 31, 2002, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances at December 31, 2002, was $3.4 million, compared to $1.7 million at December 31, 2001. Based on variable annuity account balances as of January 31, 2003, the total guaranteed dollar amount payable under the GMDB feature was approximately $3.5 million.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company reported GMDB related policy liabilities and accruals of $0.2 million at December 31, 2002.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax earnings in 2002 decreased $0.5 million over 2001, primarily due to decreased net investment income on capital.

Income Tax Expense

        The following table sets forth the effective income tax rates for the periods shown:

                      Year Ended                                          Effective Income
                      December 31                                            Tax Rates
                      -----------                                         ----------------

                      2002...................................                  34.9%
                      2001...................................                  33.9

        Management’s current estimate of the effective income tax rate for 2003 is 34.9%.

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

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle for the periods shown:

                                                                                                  Net Income
                                                                                    ----------------------------------------
                                                                                                            Percentage
                                     Year Ended                                                              Increase
                                     December 31                                          Amount            (Decrease)
                                     ------------                                         ------            -----------

                                     2002......................................         $8,624,649               6.2%
                                     2001......................................         $8,121,263              (7.7)

        Net income from continuing operations before cumulative effect of change in accounting principle in 2002 increased 6.2%, compared to 2001, reflecting improved operating earnings in the Life Marketing, Acquisitions, Asset Protection and the Annuities segments offset by lower operating earnings in the Corporate and Other segment.

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

        The Company’s investments in debt securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2002, the Company’s fixed maturity investments (bonds) had a market value of $488.7 million, which is 4.7% above amortized cost of $466.9 million. The Company had $1.8 million in mortgage loans at December 31, 2002. While the Company’s mortgage loans do not have quoted market values, at December 31, 2002, the Company estimates the market value of its mortgage loans to be $1.9 million (using discounted cash flows from the next call date), which is 3.9% above amortized cost.

        At December 31, 2001, the Company’s fixed maturity investments had a market value of $445.7 million, which was 0.7% below amortized cost of $442.6 million. The Company estimated the market value of its mortgage loans to be $2.9 million at December 31, 2001, which was 5.7% above amortized cost of $2.7 million.

        The approximate percentage distribution of the Company's fixed maturity investments by quality rating at December 31 is as follows:

                             Rating                                                        2002           2001
                             ------                                                        ----           ----

                             AAA...........................................                 8.3%          6.0%
                             AA............................................                 7.2           5.4
                             A.............................................                38.2          44.0
                             BBB...........................................                40.7          42.2
                             BB or Less....................................                 5.6           2.4
                                                                                          -----         -----
                                                                                          100.0%        100.0%
                                                                                          =====         =====

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

                                 Estimated Market Values Resulting From An
                                   Immediate 1 Percentage Point Increase
                                             In Interest Rates

                                                                                             Percent
At December 31, 2002                                                   Amount                Change
--------------------                                                   ------                -------

Fixed maturities.......................................               $458,352,064             (6.2)%
Mortgage loans.........................................                  1,847,861             (0.8)

 At December 31, 2001
---------------------

Fixed maturities.......................................               $425,089,252             (4.6)%
Mortgage loans.........................................                  2,817,280             (1.9)

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

        During 2002, the Company recorded pretax other than temporary impairments in its investments of $4.3 million.

        The Company’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties and business markets.

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. The Company generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures.

        The Company generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, tangible and intangible assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer.

        There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. The majority of unrealized losses can be attributed to interest rate fluctuations and are, therefore, deemed temporary. As indicated above, when the Company’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

Liabilities

        Many of the Company’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2002, the Company had $60.1 million of annuity account balances with an estimated fair value of $63.0 million (using surrender value).

        At December 31, 2001, the Company had $47.3 million of annuity account balances with an estimated fair value of $46.4 million.

        The following table sets forth the estimated fair values of the Company’s annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                 Estimated Fair Values Resulting From An
                                  Immediate 1 Percentage Point Decrease
                                           In Interest Rates

                                                                                             Percent
At December 31, 2002                                                     Amount                Change
--------------------                                                     ------              --------

Annuity account balances...............................                $65,819,278              4.5%

At December 31, 2001
--------------------

Annuity account balances...............................                $48,484,093              4.5%

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants........................................................................
Statements of Income for the years ended December 31, 2002, 2001, and 2000...............................
Balance Sheets as of December 31, 2002 and 2001..........................................................
Statements of Share-Owners' Equity for the years ended
   December 31, 2002, 2001, and 2000.....................................................................
Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000...........................
Notes to Financial Statements............................................................................
Financial Statement Schedules:
Schedule III-- Supplementary Insurance Information......................................................
Schedule IV-- Reinsurance...............................................................................

        All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company
Birmingham, Alabama

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note A of the Notes to the Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 3, 2003
                                           PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                         STATEMENTS OF INCOME

                                                                                            Year Ended December 31
                                                                               -------------------------------------------------
                                                                                     2002             2001            2000
                                                                                     ----             ----            ----

REVENUES
    Premiums and policy fees..............................................      $51,293,397       $47,707,465      $47,876,379
    Reinsurance ceded.....................................................      (23,734,401)      (18,621,035)     (17,319,246)
                                                                                ------------      ------------     ------------
      Net of reinsurance ceded............................................       27,558,996        29,086,430       30,557,133
    Net investment income.................................................       36,245,837        33,876,409       31,686,448
    Realized investment gains (losses)....................................         (696,209)       (1,113,538)          42,148
    Other income (loss)...................................................           11,087             5,731           (6,551)
                                                                                ------------      ------------     ------------
                                                                                 63,119,711        61,855,032       62,279,178

BENEFITS AND EXPENSES
    Benefits and settlement expenses (net of reinsurance ceded:
    2002-$18,296,707; 2001-$13,449,131; 2000-$15,454,285).................       33,299,046        33,344,929       32,765,035
    Amortization of deferred policy acquisition costs.....................        8,639,183         7,034,480        6,765,446
    Other operating expenses (net of reinsurance ceded: 2002-$31,857,142;
      2001-397,265; 2000-$286,602)........................................        7,934,561         9,189,295        9,321,713
                                                                                ------------      ------------     ------------
                                                                                 49,872,790        49,568,704       48,852,194
                                                                                ------------      ------------     ------------

Income from continuing operations before income tax.......................       13,246,921        12,286,328       13,426,984
                                                                                ------------      ------------     ------------

INCOME TAX EXPENSE........................................................        4,622,272         4,165,065        4,632,310
                                                                                ------------      ------------     ------------

Net income from continuing operations before cumulative effect of change in
accounting principle......................................................        8,624,649         8,121,263        8,794,674
Income (loss) from discontinued operations, net of income tax.............                            158,889          (51,006)
Gain from sale of discontinued operations, net of income tax..............                          1,625,000
                                                                                ------------      ------------     ------------

Net income before cumulative effect of change in accounting principle.....        8,624,649         9,905,152        8,743,668
Cumulative effect of change in accounting principle, net of income tax....                           (284,968)
                                                                                ------------      ------------     ------------

Net income................................................................       $8,624,649       $ 9,620,184      $ 8,743,668
                                                                                ============      ============     ============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                            BALANCE SHEETS

                                                                                                           December 31
                                                                                                ----------------------------------
                                                                                                      2002             2001
                                                                                                      ----             ----

ASSETS
Investments:
     Fixed maturities, at market (amortized cost: 2002 - $466,924,086; 2001 - $442,583,178)      $488,701,807      $445,730,493
     Mortgage loans on real estate.......................................................           1,793,590         2,717,495
     Other long term investments.........................................................             572,818           470,030
     Policy loans........................................................................          54,807,151        54,565,016
     Short-term investments..............................................................         178,805,245        12,000,000
                                                                                                 ------------      ------------
         Total investments...............................................................         724,680,611       515,483,034
Cash                                                                                                1,669,532         4,284,257
Accrued investment income................................................................           8,382,989         8,432,689
Accounts and premiums receivable, net of allowance for uncollectible
     amounts (2002-$7,000; 2001 - $7,000)................................................             325,479         7,888,382
Reinsurance receivables..................................................................          92,256,257        20,642,570
Deferred policy acquisition costs........................................................         104,779,582       118,997,438
Other assets.............................................................................              21,955            19,689
Assets related to separate accounts
     Variable annuity....................................................................           8,382,367         9,001,016
                                                                                                 ------------      ------------
                                                                                                 $940,498,772      $684,749,075
                                                                                                 ============      ============

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims...................................................        $517,624,864      $458,568,381
     Unearned premiums...................................................................          26,349,028         7,767,028
                                                                                                 ------------      ------------
                                                                                                  543,973,892       466,335,409
Annuity deposits.........................................................................          60,080,082        47,324,337
Other policyholders' funds...............................................................           6,025,066         5,874,932
Funds held-coinsurance...................................................................          89,552,015         2,944,827
Other liabilities........................................................................          14,214,260        14,445,632
Deferred income taxes....................................................................          25,533,038        17,077,829
Liabilities related to separate accounts
     Variable annuity....................................................................           8,382,367         9,001,016
                                                                                                 ------------      ------------
        Total liabilities................................................................         747,760,720       563,003,982
                                                                                                 ============      ============

COMMITMENTS AND CONTINGENT LIABILITIES-- NOTE E

SHARE-OWNERS' EQUITY
Preferred Stock, $1.00 par value, shares
    authorized, issued and outstanding:  2,000...........................................               2,000             2,000
Common Stock, $10.00 par value
    Shares authorized: 2002 and 2001 - 500,000
    Shares issued and outstanding: 2002 and 2001 - 250,000...............................           2,500,000         2,500,000
Additional paid-in capital...............................................................         171,386,324       101,386,324
Retained earnings........................................................................           9,343,166        15,468,517
Accumulated other comprehensive income:
  Net unrealized gains (losses) on investments
     (net of income tax: 2002-$5,118,918; 2001 - $1,285,982).............................           9,506,562         2,388,252
                                                                                                 ------------      ------------
     Total share-owners' equity..........................................................         192,738,052       121,745,093
                                                                                                 ------------      ------------
                                                                                                 $940,498,772      $684,749,075
                                                                                                 ============      ============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                  STATEMENTS OF SHARE-OWNERS' EQUITY

                                                                                                                 Net
                                                                                                              Unrealized
                                                                               Additional                       Gains            Total
                                                     Preferred     Common        Paid-In       Retained      (Losses) On     Share-Owners'
                                                       Stock        Stock        Capital       Earnings      Investments        Equity
                                                     ---------    ---------    -----------     ----------    -------------   ------------
        Balance, December 31, 1999..............       $2,000    $2,500,000   $101,386,324    $22,754,665    $(11,344,864)   $115,298,125
          Net income for 2000...................                                                8,743,668                       8,743,668
          Change in net unrealized gains/losses on
           investments
           (net of income tax:  $4,363,726).....                                                                8,104,062       8,104,062
          Reclassification adjustment for amounts
           included in net income
           (net of income tax:  ($14,752))......                                                                  (27,396)        (27,396)
                                                                                                                             -------------
          Comprehensive income for 2000.........                                                                               16,820,334
                                                                                                                             -------------
          Common dividends ($51 per share)......                                              (12,750,000)                    (12,750,000)
                                                     ---------    ---------    -----------     ----------    -------------   ------------
        Balance, December 31, 2000..............       2,000      2,500,000     101,386,324    18,748,333      (3,268,198)    119,368,459
                                                                                                                             ------------
          Net income for 2001...................                                                9,620,184                       9,620,184
          Change in net unrealized gains/losses on
           investments
           (net of income tax:  $2,502,598).....                                                                4,647,682       4,647,682
          Reclassification adjustment for amounts
           included in net income
          (net of income tax:  $389,738)........                                                                  723,800         723,800
          Transition adjustment on derivative
           financial instruments (net of income
           tax: $153,444).......................                                                                  284,968         284,968
                                                                                                                              -----------
          Comprehensive income for 2001.........                                                                               15,276,634
                                                                                                                              -----------
          Common dividends ($47.60 per share)...                                              (11,900,000)                    (11,900,000)
          Preferred dividends ($500.00 per share)                                              (1,000,000)                     (1,000,000)
                                                     ---------    ---------    -----------     ----------    -------------   ------------
        Balance, December 31, 2001                      2,000     2,500,000    101,386,324     15,468,517       2,388,252     121,745,093
                                                                                                                             ------------
          Net income for 2002...................                                                8,624,649                      $8,624,649
          Change in net unrealized gains/losses on
           investments
           (net of income tax: $3,589,263)......                                                                6,665,774       6,665,774
          Reclassification adjustment for amounts
            included in net income
           (net of income tax: $243,673)........                                                                  452,536         452,536
                                                                                                                             ------------
          Comprehensive income for 2002.........                                                                               15,742,959
                                                                                                                             ------------
          Preferred dividends ($25 per share)...                                                  (50,000)                        (50,000)
          Common dividends ($58.80 per share)...                                              (14,700,000)                    (14,700,000)
          Capital contribution..................                                70,000,000                                     70,000,000
                                                     ---------    ---------    -----------     ----------    -------------   ------------
        Balance, December 31, 2002..............        $2,000   $2,500,000   $171,386,324    $ 9,343,166      $9,506,562    $192,738,052
                                                     =========    =========    ===========     ==========    =============   ============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                       STATEMENTS OF CASH FLOWS

                                                                                                           December 31
                                                                                      -----------------------------------------------------
                                                                                             2002             2001              2000
                                                                                             ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..................................................................        $  8,624,649     $   9,620,184   $  8,743,668
    Adjustments to reconcile net income to net cash provided by operating
activities:                                                                                  696,209         1,113,538        (42,148)
        Realized investment losses (gains)......................................           8,639,183         7,034,480      6,765,446
        Amortization of deferred policy acquisition costs.......................          (2,161,267)       (1,792,738)    (2,593,858)
        Capitalization of deferred policy acquisition costs.....................                   0        (1,625,000)             0
        Gain on sale of discontinued operations.................................           4,622,272         5,121,553      4,605,444
        Deferred income taxes...................................................          29,693,764        37,752,197     33,753,870
        Interest credited to universal life and investment products.............         (34,641,740)      (36,063,990)   (37,777,093)
        Policy fees assessed on universal life and investment products..........         (64,001,084)       (2,959,990)     4,751,257
        Change in accrued investment income and other receivables...............
        Change in policy liabilities and other policyholder funds of traditional
          life and health products..............................................          70,326,971         1,495,557      3,848,851

        Change in funds held-coinsurance........................................          86,607,188          (239,299)      (381,634)
        Change in other liabilities.............................................            (231,372)       (3,579,771)     3,253,106
        Other (net).............................................................              (2,266)       (1,013,986)       432,557
                                                                                         ------------     -------------  ------------
Net cash provided by operating activities.......................................         108,172,507        14,862,735     25,359,466
                                                                                         ------------     -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reduction of investments:
        Investments available for sale..........................................          76,794,609       134,614,161    401,392,138
        Other...................................................................           1,174,629           415,557        845,893
    Sale of investments:
        Investments available for sale..........................................         265,621,383       103,958,267     11,251,538
        Other...................................................................                   0                 0      1,197,324
    Cost of investments acquired:
        Investments available for sale..........................................        (529,845,244)     (262,462,048)  (453,746,936)
    Sale of discontinued operations.............................................                   0         2,500,000              0
                                                                                         ------------     -------------  ------------
Net cash used in investing activities...........................................        (186,254,623)      (20,974,063)   (39,060,043)
                                                                                         ------------     -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to share owners...................................................         (14,750,000)      (12,900,000)   (12,750,000)
    Capital contribution........................................................          70,000,000                 0              0
    Investment product deposits and change in universal life deposits...........          69,229,610        56,941,071     47,248,477
    Investment product withdrawals..............................................         (49,012,219)      (34,810,896)   (23,654,329)
                                                                                         ------------     -------------  ------------
    Net cash provided by financing activities...................................          75,467,391         9,230,175     10,844,148
                                                                                         ------------     -------------  ------------

INCREASE (DECREASE) IN CASH.....................................................          (2,614,725)        3,118,847     (2,856,429)
CASH AT BEGINNING OF YEAR.......................................................           4,284,257         1,165,410      4,021,839
                                                                                         ------------     -------------  ------------
CASH AT END OF YEAR.............................................................        $  1,669,532    $    4,284,257   $  1,165,410
                                                                                         ============     =============  ============

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $0.3 million and a cumulative after-tax increase to other comprehensive income of $0.3 million on January 1, 2001. Prospectively, the adoption of SFAS No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The standard replaces the requirements to amortize goodwill to one that calls for an annual impairment test, among other provisions. The Company adopted SFAS No. 142 in the first quarter of 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

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

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position or results of operations.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to offer alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. PLC adopted the fair value based method prescribed by SFAS No. 123 in 1995, therefore SFAS No. 148 will have no effect on the Company’s financial position or results of operations.

        In November, 2002, the FASB issued FASB Interpretation No. (FIN) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material effect on The Company’s financial position or results of operations.

        In January, 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial position or results of operations.

        In May 2002, the Derivatives Implementation group of the FASB exposed for comment issue No. B36, “Bifurcation of Embedded Credit Derivatives” (DIG B36). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement on its financial statements but does not anticipate a material impact on its financial condition or results of operations.

INVESTMENTS

        The Company has classified all of its investments in fixed maturities and short-term investments as “available for sale.”

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

       *    Fixed maturities (bonds and redeemable preferred stocks)-- at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

       *    Mortgage loans--at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premiums or discount.

       *    Policy loans-- at unpaid balances.

       *    Other long-term investments-- at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

       *    Short-term investments-- at cost, which approximates current market value.

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

        As prescribed by generally accepted accounting principles certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity. The market values of fixed maturities increase or decrease as interest rates fall or rise.

        The Company believes that an insurance company’s balance sheet may be difficult to analyze without disclosing the effects of recording accumulated other comprehensive income (including unrealized gains and losses on investments). The carrying value of the Company’s investments, deferred policy acquisition costs, deferred income taxes and share-owners’ equity are all affected by recording unrealized gains and losses on investments, therefore these items are separately identified in the table below. The captions “all other assets” and “all other liabilities” represent the assets and liabilities unaffected by recording unrealized gains and losses on investments. The Company’s balance sheets at December 31, adjusted for the effects of recording accumulated other comprehensive income (including unrealized gains and losses on investments), are as follows:

                                                                   2002              2001
                                                                   ----              ----

   Total investments...................................         $702,933,934      $512,427,543
   Deferred policy acquisition costs...................          111,900,779       118,378,695
   All other assets....................................          111,038,579        50,268,603
                                                                ------------      ------------
                                                                $925,873,292      $681,074,841
                                                                ============      ============

   Deferred income taxes...............................         $ 20,414,120      $ 15,791,847
   All other liabilities...............................          722,227,682       545,926,153
                                                                ------------      ------------
                                                                 742,641,802       561,718,000
   Share-owners' equity................................          183,231,490       119,356,841
                                                                ------------      ------------
                                                                $925,873,292      $681,074,841
                                                                ============      ============

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

CASH

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 3.0% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8.0%. The unamortized present value of future profits was approximately $106.5 million and $113.7 million at December 31, 2002 and 2001, respectively. During 2002, $7.2 million of present value of future profits was amortized. During 2001, $6.1 million of present value of future profits was amortized. No amounts were capitalized during 2002 or 2001.

        The expected amortization of the present value of future profits for the next five years is as follows:

                                            Year               Expected Amortization
                                           ------              ----------------------

                                            2003                     $5,774,552
                                            2004                      5,553,514
                                            2005                      5,576,901
                                            2006                      5,698,837
                                            2007                      5,910,611
SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying financial statements.

REVENUES AND BENEFITS EXPENSE

        • Traditional Life, Health, and Credit Insurance Products — Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

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

         Activity in the liability for unpaid claims is summarized as follows:

                                                                              2002            2001             2000
                                                                              ----            ----             ----

          Balance beginning of year..............................          $7,074,480     $ 7,372,438      $ 9,557,627
             Less reinsurance....................................           1,459,829       1,954,392        4,924,705
                                                                           ----------     -----------      -----------

          Net balance beginning of year..........................           5,614,651       5,418,046        4,632,922
                                                                           ----------     -----------      -----------

          Incurred related to:
          Current year...........................................          11,448,215      11,883,729       11,780,396
          Prior year.............................................             181,838         584,972         (213,798)
                                                                           ----------     -----------      -----------
             Total incurred......................................          11,630,053      12,468,701       11,566,598
                                                                           ----------     -----------      -----------

          Acquisitions and reserve transfers.....................                            (662,216)

          Paid related to:
          Current year...........................................          10,612,857       9,454,229        9,504,618
          Prior year.............................................           1,137,071       2,155,651        1,276,856
                                                                           ----------     -----------      -----------
             Total paid..........................................          11,749,928      11,609,880       10,781,474
                                                                           ----------     -----------      -----------

          Net balance end of year................................           5,494,776       5,614,651        5,418,046
             Plus reinsurance....................................           2,339,338       1,459,829        1,954,392
                                                                           ----------     -----------      -----------
          Balance end of year....................................          $7,834,114     $ 7,074,480      $ 7,372,438
                                                                           ==========     ===========      ===========

        • Universal Life and Investment Products — Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.6% to 9.4% in 2002.

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

      The operating results and charges related to the sale of the Dental division at December 31 are as follows:

                                               2002               2001              2000
-----------------------------------------------------------------------------------------------

Total revenues                               $    0         $    970,192      $    653,995
-----------------------------------------------------------------------------------------------

Income (loss) before
      income taxes from
      discontinued operations                $    0         $    240,377      $    (77,872)
Income tax (expense)
      benefit                                                    (81,488)           26,866
-----------------------------------------------------------------------------------------------
Income (loss) from
      discontinued operations                $    0         $    158,889      $    (51,006)
-----------------------------------------------------------------------------------------------
Gain from sale of
      discontinued operations                               $  2,500,000
      before income tax
Income tax expense
      related to sale                                       $    875,000
-----------------------------------------------------------------------------------------------
Gain from sale of
      discontinued operations                               $  1,625,000
-----------------------------------------------------------------------------------------------
RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to share-owners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) agents’ debit balances and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost. The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles (Codification). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on the Company’s statutory capital.

        The reconciliations of net income and share-owners’ equity prepared in conformity with statutory reporting practices to that reported in the accompanying financial statements are as follows:

                                                             Net Income                                Share-Owners' Equity
                                                ----------------------------------------   -------------------------------------------
                                                    2002          2001          2000            2002           2001           2000
                                                    ----          ----          ----            ----           ----           ----

In conformity with statutory reporting
   practices:                                    $10,879,132   $13,895,381  $ 13,006,859    $102,550,549   $ 34,354,020  $  31,878,162
   Additions (deductions) by adjustment:
      Deferred policy acquisition costs,
        net of amortization.................      (6,477,916)   (5,241,742)   (4,700,240)    104,779,582    118,997,438    128,228,360
      Deferred income tax...................      (4,622,272)   (5,121,553)   (4,605,444)    (25,533,038)   (17,077,829)    (9,063,941)
      Asset Valuation Reserve...............                                                   1,678,921        217,592      2,797,912
      Interest Maintenance Reserve..........        (811,107)     (446,638)      118,604       1,505,616        694,509        247,870
      Nonadmitted items.....................                                                     374,966        281,394         25,902
      Other timing and valuation adjustments       9,656,812     6,534,736     4,923,889       7,381,456    (15,722,031)   (34,745,806)
                                                 -----------  ------------  ------------    ------------   -------------  ------------
In conformity with generally accepted
   accounting principles                          $8,624,649  $  9,620,184  $  8,743,668    $192,738,052   $121,745,093   $119,368,459
                                                 ===========  ============  ============    ============   =============  ============

        As of December 31, 2002, the Company had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $7.6 million.

Note C-- INVESTMENT OPERATIONS
      Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                              2002            2001            2000
                                                                              ----            ----            ----

                Fixed maturities...................................       $33,778,487     $31,496,317     $28,808,155
                Mortgage loans.....................................           170,428         282,544         314,376
                Investment real estate.............................                 0               0         211,521
                Policy loans.......................................         3,748,912       3,691,041       3,625,750
                Other, principally short-term investments..........           312,989         236,511         556,879
                                                                          -----------     -----------     -----------
                                                                           38,010,816      35,706,413      33,516,681
                Investment expenses................................        (1,764,979)     (1,830,004)     (1,830,233)
                                                                          -----------     -----------     -----------
                                                                          $36,245,837     $33,876,409     $31,686,448
                                                                          ===========     ===========     ===========

     Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                              2002            2001             2000
                                                                              ----            ----             ----

                 Fixed maturities..................................        $(480,629)    $(1,113,538)       $ (70,176)
                 Mortgage loans and other investments..............         (215,580)                         112,324
                                                                           ----------    ------------       ----------
                                                                           $(696,209)    $(1,113,538)       $  42,148
                                                                           ==========    ============       ==========

        In 2002, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were approximately $2.1 million and gross losses were approximately $2.6 million. In 2001, gross gains were approximately $1.1 million and gross losses were approximately $2.2 million. In 2000, gross gains were approximately $27,500 and gross losses were approximately $97,700.

        Each quarter the Company reviews investments with material unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2002 and 2001, the Company recorded other than temporary impairments in its investments of $4.3 million and $1.9 million, respectively. There were no other-than-temporary impairments recorded in 2000.

        The amortized cost and estimated market values of the Company’s investments classified as available for sale at December 31 are as follows:

                                                                                       Gross            Gross           Estimated
                                                                   Amortized        Unrealized        Unrealized          Market
                                                                     Cost              Gains            Losses            Values
                                                                --------------    --------------    -------------    ----------------
         2002
         ----
         Fixed maturities:
             Bonds:
                  Mortgage-backed securities..............       $ 17,963,051      $   995,934      $          0      $ 18,958,985
                  United States Government and
                  authorities.............................          8,822,336          268,990                 0         9,091,326
                  Public utilities........................         76,359,211        2,799,099         3,751,446        75,406,864
                  All other corporate bonds...............        363,779,488       28,095,926         6,630,782       385,244,632
                                                                -------------      -----------      ------------       -----------
                                                                  466,924,086       32,159,949        10,382,228       488,701,807
         Short-term investments...........................        178,805,245                0                 0       178,805,245
                                                                -------------      -----------      ------------       -----------
                                                                 $645,729,331      $32,159,949      $ 10,382,228      $667,507,052
                                                                =============      ===========      ============       ===========

                                                                                      Gross            Gross            Estimated
                                                                  Amortized        Unrealized        Unrealized          Market
                                                                    Cost              Gains            Losses            Values
         2001                                                   --------------    --------------    -------------    ----------------
         ----
         Fixed maturities:
             Bonds:
                  Mortgage-backed securities..............      $   6,655,797     $    214,820      $          0     $   6,870,617
                  United States Government and
                  authorities.............................          7,736,901          406,974             2,454         8,141,421
                  States, municipalities, and
                  political subdivisions..................          3,012,672           70,074                 0         3,082,746
                  Public utilities........................         64,825,621        1,228,963         1,229,425        64,825,159
                  All other corporate bonds...............        360,352,187       10,242,579         7,784,216       362,810,550
                                                                -------------      -----------      ------------       -----------
                                                                  442,583,178       12,163,410         9,016,095       445,730,493
         Short-term investments...........................         12,000,000                0                 0        12,000,000
                                                                -------------      -----------      ------------       -----------
                                                                $ 454,583,178      $12,163,410      $  9,016,095      $457,730,493
                                                                =============      ===========      ============      ============

        The amortized cost and estimated market value of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                                      Estimated
                                                                  Amortized             Market
                                                                     Cost               Values
                                                                ---------------    ----------------

      2002
      ----
      Due in one year or less..........................          $ 54,352,524       $ 55,079,080
      Due after one year through five years............            93,935,056         98,446,189
      Due after five years through ten years...........           132,434,167        142,450,128
      Due after ten years..............................           186,202,339        192,726,410
                                                                 ------------       ------------
                                                                 $466,924,086       $488,701,807
                                                                 ============       ============

        At December 31, 2002 and 2001, the Company had bonds which were rated less than investment grade of $27.7 million and $10.8 million, respectively, having an amortized cost of $32.9 million and $15.0 million, respectively. Approximately $7.6 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax on fixed maturities for the years ended December 31 is summarized as follows:

                                    2002           2001           2000
                                    ----           ----           ----

     Fixed maturities           $12,109,764     $8,309,103      $5,081,516

        At December 31, 2002, 99% of the Company’s mortgage loans were commercial loans of which 74% were retail, and 25% were office buildings. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. All of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Tennessee, Florida, Alabama, Arkansas and Texas.

        At December 31, 2002, the average mortgage loan was $0.3 million, and the weighted average interest rate was 8.2%. The largest single mortgage loan was $1.1 million.

        At December 31, 2002 and 2001, the Company had no problem mortgage loans (over ninety days past due) and foreclosed properties. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company’s evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

        Policy loan interest rates generally range from 4.5% to 8.0%.

Note D-- FEDERAL INCOME TAXES
      The Company's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                            2002        2001      2000
                                                                            ----        ----      ----

  Statutory federal income tax rate applied to pretax income.......         35.0%       35.0%     35.0%
  Tax-exempt interest..............................................         (0.1)
  Other adjustments................................................                     (1.1)     (0.5)
                                                                            -----      ------     -----
  Effective income tax rate........................................         34.9%       33.9%     34.5%
                                                                            =====      ======     =====

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                             2002            2001             2000
                                                                             ----            ----             ----

  Deferred policy acquisition costs................................      $(8,924,591)   $10,448,277      $  6,202,088
  Benefit and other policy liability changes.......................       15,201,433     (6,335,100)       (3,129,276)
  Temporary differences of investment income.......................       (1,654,570)        51,888         1,532,632
                                                                         ------------   ------------     -------------
                                                                          $4,622,272    $ 4,165,065      $  4,605,444
                                                                         ============   ============     =============

     The components of the Company's net deferred income tax liability as of December 31 were as follows:

                                                                                2002            2001
                                                                                ----            ----

      Deferred income tax assets:
           Policy and policyholder liability reserves...................      $6,260,637   $ 21,462,070
           Unrealized (gain) loss on investments........................      (3,644,299)    (1,295,737)
                                                                              -----------  -------------
                                                                               2,616,338     20,166,333
                                                                              -----------  -------------
      Deferred income tax liabilities:
           Deferred policy acquisition costs............................      27,509,713     36,434,304
           Other........................................................         639,663        809,858
                                                                              -----------   -----------
                                                                              28,149,376     37,244,162
                                                                             ------------  ------------
           Net deferred income tax liability............................     $25,533,038   $ 17,077,829
                                                                             ============  =============

        The Company’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2001 and 2000 no amounts were payable to PLC for income tax liabilities.

Note E-- COMMITMENTS AND CONTINGENT LIABILITIES

        Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives' relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note F-- SHARE-OWNERS' EQUITY AND RESTRICTIONS

        Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 2002, approximately $91.3 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2003 is estimated to be $12.1 million.

Note G-- PREFERRED STOCK

        The Company’s preferred stock pays, when and if declared, noncumulative participating dividends to the extent the Company’s statutory earnings for the immediately preceding year exceeded $1.0 million. In 2002, the Company paid $50,000 of preferred dividends. In 2001, the Company paid $1.0 million of preferred dividends. No preferred dividends were paid in 2000.

Note H-- RELATED PARTY MATTERS

        The Company has no employees; therefore, the Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $8.4 million in 2002, $8.6 million in 2001, and $7.8 million in 2000.

        Receivables from and payables to related parties consisted of receivables from and payables to affiliates under control of PLC in the amount of a $6.5 million payable at December 31, 2002 and a $4.9 million payable at December 31, 2001. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Protective and the Company entered into a guaranty agreement on October 27, 1993, whereby Protective guaranteed the payment of all insurance policy claims made by the holders or beneficiaries of any of the Company’s policies which were issued after the date of the guaranty agreement in accordance with the terms of said policies. Total liabilities for policies covered by this agreement were $50.6 million and $43.8 million at December 31, 2002 and 2001, respectively.

        Protective and the Company also entered into a guaranty agreement on December 31, 1995, whereby Protective guaranteed that the Company will perform all of the obligations of Protective pursuant to the terms and conditions of an indemnity coinsurance agreement between Protective and an unaffiliated life insurance company. Total liabilities related to this coinsurance agreement were $9.7 million and $10.1 million at December 31, 2002 and 2001, respectively.

Note I-- OPERATING SEGMENTS

        PLC, through its subsidiaries, operates business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each division the Company operates in follows.

Life Insurance

        The Company became involved with PLC's Life Marketing segment beginning in 2002. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

Retirement Savings and Investment Products

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. As of January 2003, the Company is no longer actively marketing variable annuity products.

Specialty Insurance Products

        The Asset Protection segment markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other

        The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital).

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its net income and assets. Operating segment income is generally income before income tax. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

        Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense and income from discontinued operations and cumulative effect of change in accounting. Asset adjustments represent the inclusion of assets related to discontinued operations.

        In December 2001, the Company sold substantially all of its Dental Division, and discontinued other Dental related operations. Prior period segment results have been restated to reflect these changes.

                                                                                       Corporate
                                     Life                        Asset                    and
Operating Segment Income           Marketing    Acquisitions   Protection   Annuities    Other     Adjustments       Total
------------------------           ---------    ------------   ----------   ---------  ----------  -----------       -----

2002
Premiums and policy fees, net....    $142,454    $23,808,052   $3,454,960    $153,530                            $27,558,996
Net investment income............       8,123     30,989,460      571,275   3,729,514   $947,465                  36,245,837
Realized investment gains(losses)                                              79,719                $(775,928)     (696,209)
Other income (loss)..............                      5,072                    6,015                                 11,087
                                   ----------    -----------   ----------   ---------   ---------    ----------  ------------
      Total revenues.............     150,577     54,802,584    4,026,235   3,968,778    947,465      (775,928)   63,119,711
                                   ----------    -----------   ----------   ---------   ---------    ----------  ------------
Benefits and settlement expenses.     186,800     27,513,318    2,087,070   3,511,858                             33,299,046
Amortization of deferred policy
      acquisition costs..........      76,132      7,225,750      669,620     667,681                              8,639,183
Other operating expenses.........    (254,425)     8,330,634     (324,360)    246,104    (63,392)                  7,934,561
                                   ----------    -----------   ----------   ---------   ---------    ----------  ------------
      Total benefits and expenses       8,507     43,069,702    2,432,330   4,425,643    (63,392)                 49,872,790
                                   ----------    -----------   ----------   ---------   ---------    ----------  ------------
Income (loss) from continuing
    operations before income tax.     142,070     11,732,882    1,593,905    (456,865) 1,010,857      (775,928)   13,246,921
Income tax expense...............                                                                    4,622,272     4,622,272
                                                                                                                 ------------
Net Income.......................                                                                                 $8,624,649
                                                                                                                 ============

2001
Premiums and policy fees, net....                $25,209,340   $3,721,792  $  155,298                            $29,086,430
Net investment income............                 29,892,723      606,345   1,909,607 $1,467,734                  33,876,409
Realized investment gains (losses)                                                                 $(1,113,538)   (1,113,538)
Other income (loss)..............                        244                    5,487                                  5,731
                                                 -----------   ----------   ---------   ---------    ----------  ------------
      Total revenues.............                 55,102,307    4,328,137   2,070,392  1,467,734    (1,113,538)   61,855,032
                                                 -----------   ----------   ---------   ---------    ----------  ------------
Benefits and settlement expenses.                 28,533,646    2,567,742   2,243,541                             33,344,929
Amortization of deferred policy
      acquisition costs..........                  6,092,729      694,491     247,260                              7,034,480
Other operating expenses.........                  8,937,528       89,248     226,297    (63,778)                  9,189,295
                                                 -----------   ----------   ---------   ---------    ----------  ------------
      Total benefits and expenses                 43,563,903    3,351,481   2,717,098    (63,778)                 49,568,704
                                                 -----------   ----------   ---------   ---------    ----------  ------------
Income (loss) from continuing
    operations before income tax.                 11,538,404      976,656    (646,706) 1,531,512    (1,113,538)   12,286,328
Income tax expense...............                                                                    4,165,065     4,165,065
Discontinued operations, net of
     income taz .................                                                                    1,783,889     1,783,889
Change in accounting principle,
     net of income tax...........                                                                     (284,968)     (284,968)
                                                                                                                ------------
Net income.......................                                                                               $  9,620,184
                                                                                                                 ============

2000
Premiums and policy fees, net....                $27,443,897   $2,997,130   $ 116,106                             $30,557,133
Net investment income............                 29,275,899      628,572   1,416,117  $  365,860                  31,686,448
Realized investment gains........                                                                   $   42,148         42,148
Other income  (loss).............                     (4,486)                  (2,065)                                 (6,551)
                                                 -----------   ----------   ---------   ---------    ----------  ------------
      Total revenues.............                 56,715,310    3,625,702   1,530,158     365,860       42,148     62,279,178
                                                 -----------   ----------   ---------   ---------    ----------  ------------
Benefits and settlement expenses.                 29,247,353    2,250,237   1,267,445                              32,765,035
Amortization of deferred policy
      acquisition costs..........                  5,871,420      714,278     179,748                               6,765,446
Other operating expenses.........                  9,991,067       57,601    (787,364)     60,409                   9,321,713
                                                 -----------   ----------   ---------   ---------    ----------  ------------
      Total benefits and expenses                 45,109,840    3,022,116     659,829      60,409                  48,852,194
                                                 -----------   ----------   ---------   ---------    ----------  ------------
Income from continuing
operations before income tax.....                 11,605,470      603,586     870,329     305,451       42,148     13,426,984
Income tax expense...............                                                                    4,632,310      4,632,310
Discontinued operations, net of
     income tax..................                                                                      (51,006)       (51,006)
                                                                                                                   -----------
Net income......................                                                                                 $  8,743,668
                                                                                                                  ============
Note I-- OPERATING SEGMENTS (continued)
                                  Life                       Asset                     Corporate
Operating Segment Assets       Marketing   Acquisitions   Protection     Annuities     and Other    Adjustments      Total
------------------------       ----------  ------------  ------------   ----------    -----------   -----------   ------------
2002
Investments and other assets.....(476,600) $600,231,727   $78,120,621    $54,071,804  $100,048,550    $3,723,088  $835,719,190
Deferred policy acquisition costs 583,131   100,007,935     1,607,207      2,581,309                               104,779,582
                               ----------  ------------  ------------   ------------  ------------   -----------  ------------
Total assets.................... $106,531  $700,239,662   $79,727,828    $56,653,113  $100,048,550    $3,723,088  $940,498,772
                               ==========  ============  ============   ============  ============   ===========  ============

2001
Investments and other assets......         $471,065,653   $10,390,438    $46,091,122   $34,248,362    $3,956,062  $565,751,637
Deferred policy acquisition costs.          114,902,459     1,611,339      2,483,640                               118,997,438
                                           ------------  ------------   ------------   -----------   -----------  ------------
Total assets......................         $585,968,112   $12,001,777    $48,574,762   $34,248,362    $3,956,062  $684,749,075
                                           ============  ============   ============   ===========   ===========  ============
Note J-- REINSURANCE

        The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company’s new life insurance and credit insurance sales is being reinsured. The Company reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        During 2002, Protective sold one of its subsidiaries, Lyndon Life Insurance Company (Lyndon Life) to an unaffiliated insurance company. As part of the transaction, the Company assumed and subsequently ceded a portion of Lyndon Life’s business to Protective. The Company paid a ceding allowance of $31.2 million to Lyndon Life and received from Protective an allowance of $31.6 million. The total amount of reserves transferred in the transaction from Lyndon Life to the Company was $91.8 million. The same amount of reserves were ceded from the Company to Protective by structure of the treaty as funds withheld.

        The Company has reinsured approximately $6.6 billion, $4.9 billion, and $5.3 billion in face amount of life insurance risks with other insurers representing $18.1 million, $17.6 million, and $17.4 million of premium income for 2002, 2001, and 2000, respectively. The Company has also reinsured accident and health risks representing $0.8 million, $0.1 million, and $0.7 million of premium income for 2002, 2001, and 2000, respectively. In 2002 and 2001, policy and claim reserves relating to insurance ceded of $89.9 million and $19.2 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2002 and 2001, the Company had paid $2.3 million and $1.5 million, respectively, of ceded benefits which are recoverable from reinsurers.

        Approximately 16% and 65% of the reinsurance receivable balances at December 31, 2002 and 2001, respectively, relate to one unaffiliated insurance company rated “A+” (Superior) by the A. M. Best Company, an independent rating organization. Another $73.1 or 79% of the reinsurance receivable balance at December 31, 2002 relates to Protective.

Note K-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
          The carrying amounts and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                               2002                                 2001
                                                 ---------------------------------     --------------------------------

                                                                     Estimated                            Estimated
                                                    Carrying           Fair               Carrying           Fair
                                                     Amount           Values               Amount           Values
                                                    --------       -----------          -----------    --------------

Assets (see Notes A and C):
Investments:
     Fixed maturities......................       $488,701,807    $488,701,807          $445,730,493    $445,730,493
     Mortgage loans on real estate.........          1,793,590       1,863,134             2,717,495       2,873,017
     Short-term investments................        178,805,245     178,805,245            12,000,000      12,000,000
Cash                                                 1,669,532       1,669,532             4,284,257       4,284,257
Liabilities (see Note A):
     Annuity deposits......................         60,080,082      62,984,955            47,324,337      46,396,261

          Except as noted below, fair values were estimated using quoted market prices.

          The Company estimates the fair value of its mortgage loans using discounted cash flows from the next call date.

          The Company believes the fair value of short-term investments approximates their book value due to their short-term nature.

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

                                          SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

---------------------------- ------------- ------------ ----------- ------------- ----------- ----------- ------------ ------------ -------------
          COL. A                COL. B       COL. C       COL. D       COL. E       COL. F      COL. G      COL. H       COL. I        COL. J
---------------------------- ------------- ------------ ----------- ------------- ----------- ----------- ------------ ------------ -------------

                                             Future                    Annuity                                         Amortization
                               Deferred      Policy                    Deposits     Premiums               Benefits    of Deferred
                                Policy      Benefits                  and Other       and        Net         and         Policy        Other
                              Acquisition     and       Unearned    Policyholders'   Policy   Investment  Settlement   Acquisition   Operating
          Segment               Costs        Claims     Premiums        Funds         Fees    Income (1)   Expenses       Costs     Expenses (1)
          -------            -----------   ---------    ----------  --------------  --------  ----------  ---------    -----------  ------------

Year Ended
December 31, 2002
Life Insurance
  Life Marketing...........  $   583,131  $    689,662  $        0  $        0    $  142,454 $     8,123  $   186,800  $   76,132  $   (254,425)
  Acquisitions.............  100,007,935   460,211,404      43,965   4,841,464    23,808,052  30,989,460   27,513,318   7,225,750     8,330,634
Specialty Insurance Products
  Asset Protection.........    1,607,207    54,415,603  26,305,063     614,369     3,454,960     571,275    2,087,070     669,620      (324,360)
Retirement Savings and
  Investment Products
  Annuities................    2,581,309     1,962,360           0  57,272,062       153,530   3,729,514    3,511,858     667,681       246,104
Corporate and Other........            0             0           0           0             0     947,465            0           0       (63,392)
Adjustments (2) ...........            0       345,835           0   3,377,253             0           0            0           0             0
                             -----------  ------------ ----------- -----------   ----------- -----------  -----------  ----------    -----------
     TOTAL................. $104,779,582  $517,624,864 $26,349,028 $66,105,148   $27,558,996 $36,245,837  $33,299,046  $8,639,183    $7,934,561
                             ===========  ============ =========== ===========   =========== ===========  ===========  ==========    ===========

Year Ended
December 31, 2001
Life Insurance
  Acquisitions............  $114,902,459  $457,126,255  $   46,457 $ 1,924,344   $25,209,340 $29,892,723 $28,533,646   $6,092,729    $8,937,528
Specialty Insurance Products
  Asset Protection........     1,611,339     2,178,423   7,718,370     493,645     3,721,792     606,345   2,567,742      694,491        89,248
Retirement Savings and
  Investment Products
  Annuities...............     2,483,640    (1,233,215)          0  47,324,337       155,298   1,909,607   2,243,541      247,260       226,297
Corporate and Other.......             0             0           0           0             0   1,467,734           0            0       (63,778)
Adjustments (2) ..........             0       496,918       2,201   3,456,943             0           0           0            0             0
                             -----------  ------------ ----------- -----------   ----------- ----------- -----------   ----------    -----------
Adjustments (2) ..........  $118,997,438  $458,568,381  $7,767,028 $53,199,269   $29,086,430 $33,876,409 $33,344,929   $7,034,480    $9,189,295
                             ===========  ============ =========== ===========   =========== =========== ===========   ==========    ===========

Year Ended
December 31, 2000
Life Insurance
  Acquisitions............  $124,984,368  $447,949,295 $    50,335 $ 4,925,125  $27,443,897 $29,275,899 $29,247,353   $5,871,420    $9,991,067
Specialty Insurance Prodcuts
  Asset Protection             1,596,654     3,037,218   8,101,233     323,800    2,997,130     628,572   2,250,237      714,278        57,601
Retirement Savings and
  Investment Products
  Annuities...............     1,647,338       619,322           0  25,179,780      116,106   1,416,117   1,267,445      179,748      (787,364)
Corporate and Other.......             0             0           0           0            0     365,860           0            0        60,409
Adjustments (2) ..........             0       607,136       2,665   3,424,830            0           0           0            0             0
                             -----------  ------------ ----------- -----------   ----------- ----------- ----------   ----------    -----------
      TOTAL...............  $128,228,360  $452,212,971 $ 8,154,233 $33,853,535  $30,557,133 $31,686,448 $32,765,035   $6,765,446    $9,321,713
                             ===========  ============ =========== ===========  =========== =========== ===========   ==========    ===========

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
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

------------------------------------------------------------ -------------- -------------- -------------- -------------- -------------
                          COL. A                                COL. B         COL. C         COL. D         COL. E         COL. F
------------------------------------------------------------ -------------- -------------- -------------- -------------- -------------

                                                                                                                          Percentage
                                                                              Ceded to        Assumed                     of Amount
                                                                Gross           Other       from Other        Net          Assumed
                                                                Amount        Companies      Companies       Amount         to Net
                                                              -----------    -----------    -----------    -----------    ------------

    Year Ended December 31, 2002:
       Life insurance in force(1) ...................          $1,045,749    $ 6,646,105      $7,207,124    $1,606,768       448.5%
                                                              ===========     ==========     ===========    ==========     ==========

    Premiums and policy fees:
       Life insurance................................          $6,379,102    $22,962,666     $42,221,864   $25,638,300       164.7%
       Accident and health insurance.................           3,131,323        771,735        (438,892)    1,920,696         -
                                                               ----------    -----------     ------------  -----------
          TOTAL......................................          $9,510,425    $23,734,401     $41,782,972   $27,558,996
                                                              ===========    ===========     ============  ===========

    Year Ended December 31, 2001:
       Life insurance in force(1) .....................        $  337,079    $ 4,865,367    $  6,087,816  $  1,559,528       390.4%
                                                              ===========     ==========     ===========    ==========     ==========

    Premiums and policy fees:
       Life insurance..................................        $6,006,689    $18,481,015     $39,585,878   $27,111,552       146.0%
       Accident and health insurance...................         2,106,881        140,020           8,017     1,974,878
                                                               ----------    -----------     ------------  -----------         0.4%
          TOTAL........................................        $8,113,570    $18,621,035     $39,593,895   $29,086,430
                                                               ==========    ===========     ===========   ===========

    Year Ended December 31, 2000:
       Life insurance in force(1) .....................        $  324,167    $ 5,287,046    $  6,600,096  $  1,637,217       403.1%
                                                              ===========     ==========     ===========    ==========     ==========

    Premiums and policy fees:
       Life insurance..................................        $4,372,841    $17,244,402     $41,747,694   $28,876,133       144.6%
       Accident and health insurance...................         1,751,478         74,844           4,366     1,681,000
                                                               ----------    -----------     ------------  -----------         0.3%
          TOTAL........................................        $6,124,319    $17,319,246     $41,752,060   $30,557,133
                                                               ==========    ===========     ============  ===========

(1) Dollars in thousands
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
        None

PART III
Item 10. Directors and Executive Officers of the Registrant
        Not required in accordance with General Instruction I(2)(c).

Item 11. Executive Compensation
        Not required in accordance with General Instruction I(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

        Not required in accordance with General Instruction I(2)(c).

Item 13. Certain Relationships and Related Transactions

        Not required in accordance with General Instruction I(2)(c).

Item 14. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of the report evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date this evaluation was completed.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)  The following documents are filed as part of this report:

1. Financial Statements (Item 8)

2. Financial Statement Schedules (see index annexed)

3. Exhibits:

The exhibits listed in the Exhibit Index on page 37 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(b) Reports on Form 8-K:

        None
                                                             SIGNATURES

 Pursuant to the  requirements  of Section 13 of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 25, 2003.

                                                                                          PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                                                          By:  /s/ WAYNE E. STUENKEL
                                                                                                  President

    Pursuant to the  requirements  of Section 13 of the Securities  Exchange Act of 1934,  this report has been signed by the following
persons in the capacities and on the dates indicated:                                                  Exhibit 3(b)

                   Signature                                          Title                            Date

(i)   Principal Executive Officer
      /s/       WAYNE E. STUENKEL                                   President and
                Wayne E. Stuenkel                                       Director                 March 25, 2003

(ii)  Principal Financial Officer
      /s/       ALLEN W. RITCHIE                               Chief Financial Officer
                Allen W. Ritchie                                    and Director                 March 25, 2003

(iii) Board of Directors:
      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     John D. Johns

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     Richard J. Bielen

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     R. Stephen Briggs

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     J. William Hamer, Jr.

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     T. Davis Keyes

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     Carolyn King

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     Deborah J. Long

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     Jim E. Massengale

      *                                                                 Director                 March 25, 2003
      ------------------------------------
                     Allen W. Ritchie

*By:  /s/JERRY W. DEFOOR
         Jerry W. DeFoor
         Attorney-in-fact
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Wayne E. Stuenkel, certify that:

1.  I have reviewed this annual report on Form 10-Q of Protective Life and Annuity Insurance Company;

2. Based on my  knowledge,  this annual  report does not contain any untrue  statement  of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge,  the financial  statements,  and other financial  information included in this annual report,  fairly present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The  registrant's  other  certifying  officers and I are  responsible  for  establishing  and  maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such  disclosure  controls and procedures to ensure that material  information  relating to the  registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

b)  evaluated  the  effectiveness  of the  registrant's  disclosure  controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our  conclusions  about the  effectiveness  of the disclosure  controls and procedures  based on our evaluation as of the Evaluation Date;

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

6. The  registrant's  other  certifying  officers and I have  indicated  in this annual  report  whether or not there were  significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

                                                          Title:  President and Chief Actuary
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Allen W. Ritchie, certify that:

1.  I have reviewed this annual report on Form 10-Q of Protective Life and Annuity Insurance Company;

2. Based on my  knowledge,  this annual  report does not contain any untrue  statement  of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge,  the financial  statements,  and other financial  information included in this annual report,  fairly present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The  registrant's  other  certifying  officers and I are  responsible  for  establishing  and  maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such  disclosure  controls and procedures to ensure that material  information  relating to the  registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

b)  evaluated  the  effectiveness  of the  registrant's  disclosure  controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our  conclusions  about the  effectiveness  of the disclosure  controls and procedures  based on our evaluation as of the Evaluation Date;

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

6. The  registrant's  other  certifying  officers and I have  indicated  in this annual  report  whether or not there were  significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

                                                              Title:   Executive Vice President and
                                                                      Chief Financial Officer

                                        Exhibit Index
  Item
  Number                            Document
---------                          ------------
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
       ***   4(e)                  Application for Group Modified Guaranteed Annuity Contract
       ***   4(f)                  Individual Modified Guaranteed Annuity Certificate
      ****   10 (a)                Guaranty Agreement from Protective Life Insurance Company
      ****   10 (a) (1)            Amendment to Guaranty Agreement from Protective Life Insurance Company
    ******   10 (b)                Indemnity Reinsurance Agreement By and Between Protective Life
                                   & Annuity Insurance Company and First Fortis Life Insurance
                                   Company dated December 31, 2001
             24                    Power of Attorney
             99(a)                 Safe Harbor for Forward-Looking Statements
             99(b)                 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of the
                                   Sarbanes-Oxley Act of 2002
             99(c)                 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of the
                                   Sarbanes-Oxley Act of 2002

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
               Statement, Registration No. 333-42425, filed on April 16, 1998.
      ****     Incorporated  herein by reference to the  Registrant's  Annual Report on Form 10-K for the year ended  December 31,
               1999.
     *****     Incorporated  herein by reference to the  Registrant's  Annual Report on Form 10-K for the year ended  December 31,
               2000.
    ******     Incorporated  herein by reference to the  Registrant's  Annual Report on form 10-K for the year ended  December 31,
               2001.