Form 10-Q
period 2003-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2003-05-15
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (205) 268-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock, $10.00 par value, outstanding as of May 9, 2003: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants
       Condensed Statements of Income for the Three Months
           ended March 31, 2003 and 2002 (unaudited)
       Condensed Balance Sheets as of March 31, 2003
           (unaudited) and December 31, 2002
       Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2003 and 2002 (unaudited)
       Notes to Condensed Financial Statements (unaudited)

   Item 2.  Management's Narrative Analysis of the Results of Operations
   Item 4.  Controls and Procedures

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K

Signature
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 2003, and the related condensed statements of income for each of the three-month periods ended March 31, 2003 and 2002, and the condensed statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2003

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                    CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                                                    Three Months Ended
                                                                                                          March 31
                                                                                               ---------------------------
                                                                                                    2003           2002
                                                                                                    ----           ----

REVENUES
    Premiums and policy fees                                                                    $19,870,307    $12,181,462
    Reinsurance ceded                                                                           (13,510,673)    (5,081,864)
                                                                                                ------------   ------------
      Premiums and policy fees, net of reinsurance ceded                                          6,359,634      7,099,598
    Net investment income                                                                        10,132,301      8,665,770
    Realized investment gains (losses)                                                              733,557        (19,983)
    Other income (loss)                                                                                (568)         3,115
                                                                                                ------------   ------------
                                                                                                 17,224,924     15,748,500
                                                                                                ------------   ------------

BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2003 - $6,015,224; 2002 - $3,969,782)                                         7,837,609      8,044,979
    Amortization of deferred policy acquisition costs                                             2,078,112      2,375,077
    Other operating expenses (net of reinsurance ceded:
      three months: 2003 - $(879,203); 2002 - $157,951)                                           2,123,828      2,197,251
                                                                                                ------------   ------------
                                                                                                 12,039,549     12,617,307
                                                                                                ------------   ------------

INCOME BEFORE INCOME TAX                                                                          5,185,375      3,131,193

INCOME TAX EXPENSE                                                                                1,805,331      1,094,753
                                                                                                ------------   ------------

NET INCOME                                                                                     $  3,380,044   $  2,036,440
                                                                                                ============   ============

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                       CONDENSED BALANCE SHEETS

                                                                                        March 31            December 31
                                                                                          2003                  2002
                                                                                      -----------           -----------
                                                                                      (Unaudited)
ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost: 2003 - $589,934,614; 2002 - $466,924,086)                     $623,462,584           $488,701,807
     Mortgage loans on real estate                                                       1,742,179              1,793,590
     Other long term investments                                                           572,818                572,818
     Policy loans                                                                       54,156,724             54,807,151
     Short-term investments                                                             46,566,264            178,805,245
                                                                                       -----------            -----------
       Total investments                                                              726,500,569            724,680,611
   Cash                                                                                          0              1,669,532
   Accrued investment income                                                             9,755,549              8,382,989
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                               1,469,164                325,479
   Reinsurance receivables                                                              79,874,790             92,256,257
   Deferred policy acquisition costs                                                   100,105,002            104,779,582
   Other assets                                                                             23,525                 21,955
   Assets related to separate accounts
     Variable Annuity                                                                    8,482,447              8,382,367
                                                                                       -----------            -----------
                                                                                     $926,211,046           $940,498,772
                                                                                       ===========            ===========
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                                $509,824,150           $517,624,864
     Unearned premiums                                                                  21,644,435             26,349,028
                                                                                       -----------            -----------
                                                                                      531,468,585            543,973,892
   Annuity deposits                                                                     59,648,428             60,080,082
   Other policyholders' funds                                                            6,066,006              6,025,066
   Funds held-coinsurance                                                               75,912,970             89,552,015
   Other liabilities                                                                    12,600,081             14,214,260
   Deferred income taxes                                                                30,339,991             25,533,038
   Liabilities related to separate accounts
     Variable Annuity                                                                    8,482,447              8,382,367
                                                                                       -----------            -----------
                                                                                      724,518,508            747,760,720
                                                                                       -----------            -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000                                                            2,000                  2,000
   Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                              2,500,000              2,500,000
   Additional paid-in capital                                                          171,386,324            171,386,324
   Retained earnings                                                                    12,723,210              9,343,166
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2003 - $8,120,541; 2002 - $5,118,918)                                       15,081,004              9,506,562
                                                                                       -----------            -----------
                                                                                      201,692,538            192,738,052
                                                                                       -----------            -----------
                                                                                     $926,211,046           $940,498,772
                                                                                       ===========            ===========

See notes to condensed financial statements

                                            PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                            -------------------------------
                                                                                                   2003             2002
                                                                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $ 3,380,044      $ 2,036,440
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                           (733,557)          19,983
     Amortization of deferred policy acquisition costs                                           2,078,112        2,375,077
     Capitalization of deferred policy acquisition costs                                          (601,929)        (449,262)
     Deferred income tax                                                                         1,805,331        1,094,753
     Interest credited to universal life and investment products                                 4,498,577        8,586,220
     Policy fees assessed on universal life and investment products                             (8,551,518)      (8,806,779)
     Change in accrued investment income and other receivables                                   9,865,222        5,423,061
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                 (13,803,879)        (248,741)
     Change in fund held-coinsurance                                                           (13,639,045)
     Change in other liabilities                                                                (1,614,179)      (7,276,584)
     Other (net)                                                                                    (1,570)          (5,821)
                                                                                               -----------       -----------
     Net cash (used in) provided by operating activities                                       (17,318,391)       2,748,347
                                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                            221,488,068       10,788,286
     Other                                                                                         701,838          643,049
   Sale of investments
     Investments available for sale                                                            184,563,691      125,815,313
   Cost of investments acquired
     Investments available for sale                                                           (396,065,537)    (148,499,167)
                                                                                               -----------       -----------
   Net cash provided by (used in) investing activities                                          10,688,060      (11,252,519)
                                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                             6,182,501        6,694,608
   Investment product withdrawals                                                               (1,221,702)        (672,679)
                                                                                               -----------       -----------
   Net cash provided by financing activities                                                     4,960,799        6,021,929
                                                                                               -----------       -----------

(DECREASE) INCREASE IN CASH                                                                     (1,669,532)      (2,482,243)
CASH AT BEGINNING OF PERIOD                                                                      1,669,532        4,284,257
                                                                                               -----------       -----------
CASH AT END OF PERIOD                                                                         $          0      $ 1,802,014
                                                                                               ===========       ===========

See notes to condensed financial statements
PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

        All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation (“PLC”). All outstanding shares of the Company’s preferred stock are owned by PLC.

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not currently believe that any such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        PLC, through its subsidiaries, operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment in which the Company operates follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent agents and brokers, and in the “bank owned life insurance” market.

Annuities. The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force.

Acquisitions. The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

Asset Protection. The Asset Protection segment primarily markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other. The Company has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital).

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

                                                                  Operating Segment Income for the
                                                                  Three Months Ended March 31, 2003
                                                -----------------------------------------------------------------------

                                   Life
                                                    Marketing                  Annuities                    Acquisitions
                                                   -----------               ------------                 --------------

Premiums and policy fees                             $710,912                $    54,312                    $10,424,899
Reinsurance ceded                                    (652,625)                                               (5,053,413)
                                                     ---------                  --------                    ------------
   Net of reinsurance ceded                          58,287                     54,312                      5,371,486
Net investment income                                   2,939                    943,460                      7,332,057
Realized investment gains
Other income (loss)                                                                4,477                         (5,045)
                                                     ---------                  --------                    ------------
       Total revenues                                61,226                  1,002,249                     12,698,498
                                                     ---------                  --------                    ------------
Benefits and settlement expenses                     12,862                    904,489                      6,456,153
Amortization of deferred policy
   acquisition costs                                  169,174                     56,853                      1,660,575
Other operating expenses                                2,406                    (43,556)                     2,176,225
                                                     ---------                  --------                    ------------
       Total benefits and expenses                  184,442                    917,786                     10,292,953
                                                     ---------                  --------                    ------------
Income (loss) before income tax                    (123,216)                    84,463                      2,405,545

                                                                             Corporate
                                                          Asset                 and                               Total
                                                       Protection              Other         Adjustments      Consolidated
                                                       ------------         ------------    -------------     ------------
Premiums and policy fees                                $8,680,184                                             $19,870,307
Reinsurance ceded                                       (7,804,635)                                            (13,510,673)
                                                        -----------                                            -----------
   Net of reinsurance ceded                                875,549                                               6,359,634
Net investment income                                       99,378           $1,754,467                         10,132,301
Realized investment gains                                                                      $  733,557          733,557
Other income (loss)                                                                                                   (568)
                                                          --------            ---------          ---------      -----------
Total revenues                                             974,927            1,754,467           733,557       17,224,924
                                                          --------            ---------          ---------      -----------
Benefits and settlement expenses                           464,105                                               7,837,609
Amortization of deferred policy
   acquisition costs                                       191,510                                               2,078,112
Other operating expenses                                    27,142              (38,389)                         2,123,828
                                                          --------            ---------                         -----------
       Total benefits and expenses                         682,757              (38,389)                        12,039,549
                                                          --------            ---------                         -----------
Income (loss) before income tax                            292,170            1,792,856           733,557        5,185,375
Income tax expense                                                                              1,805,331        1,805,331
                                                                                                                -----------
Net income                                                                                                    $  3,380,044
                                                                                                                ===========

                                                                          Operating Segment Income for the
                                                                          Three Months Ended March 31, 2002
                                                -----------------------------------------------------------------------

              Life
                                                    Marketing                  Annuities                    Acquisitions
                                                   -----------               ------------                 --------------
Premiums and policy fees                            $122,820                $     35,878                    $11,167,122
Reinsurance ceded                                                                                            (5,056,878)
                                                     ---------                  --------                    ------------
    Net of reinsurance ceded                       122,820                      35,878                      6,110,244
Net investment income                                    487                     811,087                      7,692,560
Realized investment gains                                                         65,354
Other income                                                                       3,115
                                                     ---------                  --------                    ------------
        Total revenues                               123,307                     915,434                     13,802,804
                                                    ---------                   --------                   ------------
Benefits and settlement expenses                    44,350                     737,201                      6,779,091
Amortization of deferred policy
    acquisition costs                                  2,086                     288,548                      1,919,014
Other operating expenses                              26,171                      30,918                      2,183,108
                                                    ---------                   --------                   ------------
        Total benefits and expenses                 72,607                   1,056,667                     10,881,213
                                                    ---------                   --------                   ------------
Income (loss) before income tax                     50,700                    (141,233)                     2,921,591

                                                                            Corporate
                                                         Asset                 and                               Total
                                                       Protection             Other          Adjustments      Consolidated
                                                       ------------         ------------    -------------     ------------
Premiums and policy fees                                $855,642                                               $12,181,462
Reinsurance ceded                                        (24,986)                                               (5,081,864)
                                                        -----------                                            -----------
   Net of reinsurance ceded                              830,656                                                 7,099,598
Net investment income                                    145,203              $16,433                            8,665,770
Realized investment gains (losses)                                                             $  (85,337)         (19,983)
Other income                                                                                                         3,115
                                                        --------              ---------          ---------      -----------
       Total revenues                                    975,859               16,433             (85,337)      15,748,500
                                                        --------              ---------          ---------      -----------
Benefits and settlement expenses                         484,337                                                 8,044,979
Amortization of deferred policy
   acquisition costs                                     165,429                                                 2,375,077
Other operating expenses                                  28,040              (70,986)                           2,197,251
                                                        --------              ---------                         -----------
       Total benefits and expenses                       677,806              (70,986)                          12,617,307
                                                        --------              ---------                         -----------
Income (loss) before income tax                          298,053               87,419             (85,337)       3,131,193
Income tax expense                                                                              1,094,753        1,094,753
                                                                                                                -----------
Net income                                                                                                     $ 2,036,440
                                                                                                                ===========

                                                                      Operating Segment Assets
                                                                          March 31, 2003
                                               -----------------------------------------------------------------------------
                                                    Life
                                                  Marketing                   Annuities                   Acquisitions
                                                 -----------                 -----------                 -------------

Investments and other assets                     $   955,360                  $53,619,578                 $598,246,388
Deferred policy acquisition costs                    691,422                    2,619,604                   95,214,119
                                                 -----------                  -----------                 ------------
       Total assets                              $ 1,646,782                  $56,239,182                 $693,460,507
                                                 ===========                  ===========                 ============

                                                                          Corporate
                                                    Asset                    and
                                                  Protection                Other           Adjustments           Total
                                                 ------------            ------------       ------------       ------------
Investments and other assets                      $65,290,039            $104,414,375         $3,580,304       $826,106,044
Deferred policy acquisition costs                   1,579,857                                                   100,105,002
                                                 ------------            ------------       ------------       ------------
                Total assets                      $66,869,896            $104,414,375         $3,580,304       $926,211,046
                                                 ============            ============       ============       ============

                                                        Operating Segment Assets
                                                                       December 31, 2002
                                               -----------------------------------------------------------------------------
                                                    Life
                                                  Marketing                   Annuities                   Acquisitions
                                                 -----------                 -----------                 -------------

Investments and other assets                     $   523,211                  $54,071,804                  $600,231,727
Deferred policy acquisition costs                    583,131                    2,581,309                   100,007,935
                                                 -----------                  -----------                 -------------
Total assets                                     $ 1,106,342                  $56,653,113                  $700,239,662
                                                 ===========                  ===========                 =============

                                                                          Corporate
                                                    Asset                    and
                                                  Protection                Other            Adjustments           Total
                                                 ------------            ------------       ------------       ------------
Investments and other assets                      $78,120,621             $99,048,739         $3,723,088       $835,719,190
Deferred policy acquisition costs                   1,607,207                                                   104,779,582
                                                 ------------            ------------       ------------       ------------
                Total assets                      $79,727,828             $99,048,739         $3,723,088       $940,498,772
                                                 ============            =============      ============       ============
NOTE D - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at March 31, 2003, and for the three months then ended, the Company had share-owners’ equity of $108.1 million and net income of $6.1 million.

NOTE E - COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income for the periods shown:

                                                                   Three Months Ended
                                                                          March 31
                                                                  ------------------------
                                                                    2003            2002
                                                                    ----            ----

Net income                                                       $3,380,044     $2,036,440
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2003 - $3,258,368; 2002 - $(1,543,940))          6,051,254     (2,867,318)
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2003 - $(256,745); 2002 - $6,994)                 (476,812)        12,989
                                                                 -----------    -----------
   Comprehensive income                                          $8,954,486     $ (817,889)
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

        For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Narrative Analysis of the Results of Operations in conjunction with the Company’s latest annual report on Form 10-K and our other filings with the SEC.

        PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 2003, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Annuities, Acquisitions, and Asset Protection. The Company has an additional business segment which is described herein as Corporate and Other.

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

        This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99(a), incorporated by reference herein, for more information about factors which could affect future results.

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

Revenues

        The following table sets forth revenues by source for the periods shown:

                                                                                Three Months Ended
                                                           March 31
                                                                          --------------------------------
                                                                         2003                2002
                                                                               ----                ----

             Premiums and policy fees, net of reinsurance                 $  6,359,634        $  7,099,598
             Net investment income                                          10,132,301           8,665,770
             Realized investment losses                                        733,557             (19,983)
             Other income                                                         (568)              3,115
                                                                           -----------         -----------
                                                                           $17,224,924         $15,748,500
                                                                           ===========         ===========

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.7 million or 10.4% in the first three months of 2003 from the first three months of 2002. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2002 or the first three months of 2003, therefore decreases in older acquired policies resulted in a decrease of $0.7 million in the first three months of 2003 as compared with the first three months of 2002. Premiums and policy fees in the Life Marketing, Annuities and Asset Protection segments were relatively unchanged in the first three months of 2003 as compared to 2002.

        Net investment income in the first three months of 2003 increased by $1.5 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The percentage earned on average cash and investments was 5.6% in the first quarter of 2003 compared to 6.7% in the first quarter of 2002. Investment returns have been negatively affected by higher prepayment on mortgage-backed securities and mortgage loans, and lower interest rates.

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

        Realized investment gains were approximately $0.7 million in the first three months of 2003. During the first three months of 2003, the Company recorded other than temporary impairments on its investments of $0.3 million. Realized investment gains were approximately $1.0 million in the first three months of 2003.

        Each quarter the Company reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, the Company considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, the Company considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery.

        The Company reported an insignificant amount of other income in the first three months of 2003 and 2002.

Income Before Income Tax

        Management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of changes in accounting principles, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses and the related amortization of deferred policy acquisition costs.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      Operating Income (Loss) and Income (Loss) Before Income Tax

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                               ---------------------------
                                                                                                   2003            2002
                                                                                                   ----            ----
Operating Income (Loss)1
     Life Marketing                                                                            $ (123,216)    $     50,700
     Annuities                                                                                     84,463         (206,587)
     Acquisitions                                                                               2,405,545        2,921,591
     Asset Protection                                                                             292,170          298,053
     Corporate and Other                                                                        1,792,856           87,419
                                                                                                ---------        ---------
     Total operating income                                                                     4,451,818        3,151,176
                                                                                                ---------        ---------

Realized Investment Gains (Losses)
     Annuities                                                                                                      65,354
     Unallocated Realized Investment Gains (Losses)                                               733,557          (85,337)
                                                                                                ---------        ---------
     Total                                                                                        733,557          (19,983)
                                                                                                ---------        ---------
Income (Loss) Before Income Tax
     Life Marketing                                                                              (123,216)          50,700
     Annuities                                                                                     84,463         (141,233)
     Asset Protection                                                                             292,170          298,053
     Acquisitions                                                                               2,405,545        2,921,591
     Corporate and Other                                                                        1,792,856           87,419
     Unallocated Realized Investment Gains (Losses)                                               733,557          (85,337)
                                                                                                ---------        ---------
     Total income before income tax                                                            $5,185,375       $3,131,193
                                                                                                =========        =========

   1 Income (loss) before income tax excluding realized investment gains and losses.

        The Life Marketing segment had pretax operating losses of $0.1 million in the first three months of 2003 and $0.1 million of operating income in the same period of 2002 primarily due to an increase in amortization of deferred policy acquisition costs.

        The Annuity segment had pretax operating income of $0.1 million in the first three months of 2003 and $0.2 million of pretax operating losses in the same period of 2002, primarily due to an increase in net investment income on capital and a decrease in amortization of deferred policy acquisition costs. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs. Also, beginning January 2003, the Company is no longer marketing variable annuity products.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company reported GMDB related policy liabilities and accruals of $0.2 million at March 31, 2003.

        Pretax operating income from the Acquisitions segment was $2.4 million in the first three months of 2003 as compared to $2.9 million in the same period of 2002. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The decrease in benefit and settlement expenses and the decrease in deferred policy acquisition costs partially offset the decrease in premiums and policy fees and the decrease in investment income on invested assets allocated to the segment.

        The Asset Protection segment’s pretax operating income was $0.3 million in the first three months of 2003, relatively unchanged from the same period of 2002.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $1.8 million in the first three months of 2003 as compared to $0.1 million in the first three months of 2002.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                              Three Months Ended
                                                                    March 31
                                                              ---------------------
                                                              2003            2002
                                                              ----            ----

         Effective Income Tax Rates                           34.8%           35.0%

        The effective income tax rate for the full year of 2002 was 34.9%. Management’s estimate of the effective income tax rate for the full year of 2003 is approximately 35.0%.

Net Income

        The following table sets forth net income for the periods shown:

                                                  Three Months Ended
                                                       March 31
                                             -----------------------------
                                                 2003              2002
                                                 ----              ----

                                             $3,380,044         $2,036,440

        Compared to the same period in 2002, net income in the first three months of 2003 increased $1.3 million, reflecting increases in the Annuities and Corporate and Other segments, and larger unallocated realized gains, which were partially offset by decreases in the Life Marketing, Acquisitions, and Asset Protection segments.

Review by Independent Accountants

        With respect to the unaudited condensed financial information of Protective Life and Annuity Insurance Company for the three-month periods ended March 31, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 9, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

Date:      May 15, 2003                                      /s/ Jerry W. DeFoor
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

Date:    May 15, 2003

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

Date:    May 15, 2003

                                                       /s/ Allen W. Ritchie
                                                     Title:   Executive Vice President and
                                                              Chief Financial Officer