Form 10-Q
period 2003-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2003-08-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of Common Stock, $10.00 par value, outstanding as of August 8, 2003: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                       INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Auditors
       Condensed Statements of Income for the Three and
           Six Months ended June 30, 2003 and 2002 (unaudited)
       Condensed Balance Sheets as of June 30, 2003
           (unaudited) and December 31, 2002
       Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2003 and 2002 (unaudited)
       Notes to Condensed Financial Statements (unaudited)

   Item 2.  Management's Narrative Analysis of the Results of Operations
   Item 4.  Controls and Procedures

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K

Signature

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 2003, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
August 6, 2003

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30                         June 30
                                                                   2003           2002              2003           2002
___________________________________________________________________________________________________________________________

REVENUES
    Premiums and policy fees                                  $18,285,505     $11,447,368       $38,155,812    $23,074,134
    Reinsurance ceded                                         (11,175,217)     (3,696,597)      (24,685,890)    (8,223,764)
___________________________________________________________________________________________________________________________
      Premiums and policy fees, net of reinsurance ceded        7,110,288       7,750,771        13,469,922     14,850,370
    Net investment income                                      10,726,002       8,938,842        20,858,303     17,604,612
    Realized investment gains (losses)                          1,544,973        (509,709)        2,278,530       (529,692)
    Other income (loss)                                           143,222            (902)          142,654          2,213
___________________________________________________________________________________________________________________________
                                                               19,524,485      16,179,002        36,749,409     31,927,503
___________________________________________________________________________________________________________________________
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2003 - $8,516,353; 2002 - $2,918,803
      six months: 2003 - $14,531,577; 2002 - $6,483,335)        8,283,554       8,557,440        16,121,163     16,602,419
    Amortization of deferred policy acquisition costs           2,005,643       2,541,468         4,083,755      4,916,545
    Other operating expenses (net of reinsurance ceded:
      three months: 2003 - $(518,446); 2002 - $(135,882)
      six months: 2003 - $(1,397,649); 2002 - $(51,062))        2,217,090       2,308,641         4,340,918      4,505,892
___________________________________________________________________________________________________________________________
                                                               12,506,287      13,407,549        24,545,836     26,024,856
___________________________________________________________________________________________________________________________
INCOME BEFORE INCOME TAX                                        7,018,198       2,771,453        12,203,573      5,902,647

INCOME TAX EXPENSE                                              2,454,091         968,911         4,259,422      2,063,664
___________________________________________________________________________________________________________________________
NET INCOME                                                    $ 4,564,107    $  1,802,542        $7,944,151   $  3,838,983
___________________________________________________________________________________________________________________________

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS

                                                                                      June 30             December 31
                                                                                        2003                  2002
                                                                                     (Unaudited)
___________________________________________________________________________________________________________________________

ASSETS
   Investments:
     Fixed maturities, at market
       (amortized cost: 2003 - $615,515,611; 2002 - $466,924,086)                     $671,215,348           $488,701,807
     Mortgage loans on real estate                                                       1,693,663              1,793,590
     Policy loans                                                                       54,129,415             54,807,151
     Short-term investments                                                                 26,284            178,805,245
___________________________________________________________________________________________________________________________
       Total investments                                                               727,064,710            724,107,793
   Cash                                                                                 16,379,080              1,669,532
   Accrued investment income                                                            11,087,699              8,955,807
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts                                                                 452,317                325,479
   Reinsurance receivables                                                              72,030,174             92,256,257
   Deferred policy acquisition costs                                                    92,112,564            104,779,582
   Other assets                                                                             15,317                 21,955
   Assets related to separate accounts
     Variable Annuity                                                                    9,918,090              8,382,367
___________________________________________________________________________________________________________________________
                                                                                      $929,059,951           $940,498,772
___________________________________________________________________________________________________________________________
LIABILITIES
   Policy liabilities and accruals:
     Future policy benefits and claims                                                $505,762,020           $517,624,864
     Unearned premiums                                                                  18,225,359             26,349,028
___________________________________________________________________________________________________________________________
                                                                                       523,987,379            543,973,892
   Annuity deposits                                                                     57,546,917             60,080,082
   Other policyholders' funds                                                            2,825,516              6,025,066
   Funds held-coinsurance                                                               65,673,120             89,552,015
   Other liabilities                                                                    14,412,874             14,214,260
   Deferred income taxes                                                                38,269,947             25,533,038
   Liabilities related to separate accounts
     Variable Annuity                                                                    9,918,090              8,382,367
___________________________________________________________________________________________________________________________
                                                                                       712,633,843            747,760,720
___________________________________________________________________________________________________________________________
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000                                                            2,000                  2,000
   Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                              2,500,000              2,500,000
   Additional paid-in capital                                                          171,386,324            171,386,324
   Retained earnings                                                                    17,287,317              9,343,166
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2003 - $13,596,405; 2002 - $5,118,918)                                      25,250,467              9,506,562
___________________________________________________________________________________________________________________________
                                                                                       216,426,108            192,738,052
___________________________________________________________________________________________________________________________
                                                                                      $929,059,951           $940,498,772
___________________________________________________________________________________________________________________________

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30
                                                                                                  2003              2002
___________________________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $    7,944,151   $    3,838,983
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                         (2,278,530)         529,692
     Amortization of deferred policy acquisition costs                                           4,083,755        4,916,445
     Capitalization of deferred policy acquisition costs                                        (1,148,405)      (1,137,837)
     Deferred income tax                                                                         4,259,422        2,063,664
     Interest credited to universal life and investment products                                10,928,975       18,731,490
     Policy fees assessed on universal life and investment products                            (17,074,457)     (17,479,689)
     Change in accrued investment income and other receivables                                  17,967,353        7,198,612
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                 (25,072,210)        (295,668)
     Change in funds held-coinsurance                                                          (23,878,895)         (57,660)
     Change in other liabilities                                                                   198,614       (6,457,811)
     Other, net                                                                                      6,638          (10,849)
___________________________________________________________________________________________________________________________
     Net cash (used in) provided by operating activities                                       (24,063,589)      11,839,372
___________________________________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                            252,066,361       35,558,343
     Other                                                                                         777,664          801,687
   Sale of investments
     Investments available for sale                                                            287,983,735      198,751,403
   Cost of investments acquired
     Investments available for sale                                                           (507,553,087)    (263,616,932)
___________________________________________________________________________________________________________________________
   Net cash provided by (used in) investing activities                                          33,274,673      (28,505,499)
___________________________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                            12,796,003       30,503,057
   Investment product withdrawals                                                               (7,297,539)     (16,977,668)
___________________________________________________________________________________________________________________________
   Net cash provided by financing activities                                                     5,498,464       13,525,389
___________________________________________________________________________________________________________________________
INCREASE (DECREASE) IN CASH                                                                     14,709,548       (3,140,738)
CASH AT BEGINNING OF PERIOD                                                                      1,669,532        4,284,257
___________________________________________________________________________________________________________________________
CASH AT END OF PERIOD                                                                        $  16,379,080    $   1,143,519
___________________________________________________________________________________________________________________________

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

        All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation (“PLC”). All outstanding shares of the Company’s preferred stock are owned by PLC.

NOTE B – COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE C – OPERATING SEGMENTS

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

Acquisitions.The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

Annuities.The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

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

                                                                  Operating Segment Income for the
                                                                  Six Months Ended June 30, 2003
___________________________________________________________________________________________________________________________

                                                     Life
                                                   Marketing                  Acquisitions                  Annuities
___________________________________________________________________________________________________________________________
Premiums and policy fees                           $1,529,446                  $20,263,275                  $   163,879
Reinsurance ceded                                  (1,543,708)                  (8,701,921)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                           (14,262)                  11,561,354                      163,879
Net investment income                                  23,124                   14,884,783                    1,870,020
Realized investment gains                                                                                       149,820
Other income                                                                        (5,045)                      11,068
___________________________________________________________________________________________________________________________
       Total revenues                                   8,862                   26,441,092                    2,194,787
___________________________________________________________________________________________________________________________
Benefits and settlement expenses                     (110,981)                  12,897,723                    2,006,339
Amortization of deferred policy
   acquisition costs                                  262,952                    3,335,901                       96,497
Other operating expenses                             (225,722)                   4,420,220                       85,676
___________________________________________________________________________________________________________________________
       Total benefits and expenses                    (73,751)                  20,653,844                    2,188,512
___________________________________________________________________________________________________________________________
Income before income tax                               82,613                    5,787,248                        6,275
Less: realized investment gains (losses)                                                                        149,820
___________________________________________________________________________________________________________________________
Operating income (loss)                                82,613                    5,787,248                     (143,545)

___________________________________________________________________________________________________________________________
                                                                            Corporate
                                                      Asset                     and                              Total
                                                   Protection                  Other        Adjustments       Consolidated
___________________________________________________________________________________________________________________________
Premiums and policy fees                            $16,199,212                                                $38,155,812
Reinsurance ceded                                   (14,440,261)                                               (24,685,890)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                           1,758,951                                                 13,469,922
Net investment income                                   243,155              $3,837,221                         20,858,303
Realized investment gains                                                                     $2,128,710         2,278,530
Other income                                                                    136,631                            142,654
___________________________________________________________________________________________________________________________
        Total revenues                                2,002,106               3,973,852        2,128,710        36,749,409

Benefits and settlement expenses                      1,328,082                                                 16,121,163
Amortization of deferred policy
   acquisition costs                                    388,405                                                  4,083,755
Other operating expenses                                 71,103                 (10,359)                         4,340,918
___________________________________________________________________________________________________________________________
       Total benefits and expenses                    1,787,590                 (10,359)                        24,545,836

Income before income tax                                214,516               3,984,211         2,128,710       12,203,573
Less: realized investment gains (losses)
___________________________________________________________________________________________________________________________
Operating income (loss)                                 214,516               3,984,211                                                                                      (143,545)
Income tax expense                                                                              4,259,422        4,259,422
___________________________________________________________________________________________________________________________
Net income                                                                                                     $ 7,944,151
___________________________________________________________________________________________________________________________

___________________________________________________________________________________________________________________________

                                                                  Operating Segment Income for the
                                                                  Three Months Ended June 30, 2003
___________________________________________________________________________________________________________________________
                                                     Life
                                                   Marketing                  Acquisitions                  Annuities
___________________________________________________________________________________________________________________________
Premiums and policy fees                            $818,534                  $  9,838,376                  $   109,567
Reinsurance ceded                                   (891,083)                   (3,648,508)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                          (72,549)                    6,189,868                      109,567
Net investment income                                 20,185                     7,552,726                      926,560
Realized investment gains                                                                                       149,820
Other income                                                                                                      6,591
___________________________________________________________________________________________________________________________
       Total revenues                                (52,364)                   13,742,594                    1,192,538
___________________________________________________________________________________________________________________________
Benefits and settlement expenses                    (123,843)                    6,441,570                    1,101,850
Amortization of deferred policy
   acquisition costs                                  93,778                     1,675,326                       39,644
Other operating expenses                            (228,128)                    2,243,995                      129,232
___________________________________________________________________________________________________________________________
       Total benefits and expenses                  (258,193)                   10,360,891                    1,270,726
___________________________________________________________________________________________________________________________
Income (loss) before income tax                      205,829                     3,381,703                      (78,188)
Less: realized investment gains (losses)                                                                        149,820
___________________________________________________________________________________________________________________________
Operating income (loss)                              205,829                     3,381,703                     (228,008)                                        (143,545)

___________________________________________________________________________________________________________________________
                                                                           Corporate
                                                      Asset                     and                              Total
                                                   Protection                  Other        Adjustments       Consolidated
___________________________________________________________________________________________________________________________
Premiums and policy fees                            $7,519,028                                                 $18,285,505
Reinsurance ceded                                   (6,635,626)                                                (11,175,217)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                            883,402                                                   7,110,288
Net investment income                                  143,777               $2,082,754                         10,726,002
Realized investment gains                                                                     $1,395,153         1,544,973
Other income                                                                    136,631                            143,222
___________________________________________________________________________________________________________________________
       Total revenues                                1,027,179                2,219,385        1,395,153        19,524,485
___________________________________________________________________________________________________________________________
Benefits and settlement expenses                       863,977                                                   8,283,554
Amortization of deferred policy
   acquisition costs                                   196,895                                                   2,005,643
Other operating expenses                                43,961                   28,030                          2,217,090
___________________________________________________________________________________________________________________________
       Total benefits and expenses                   1,104,833                   28,030                         12,506,287
___________________________________________________________________________________________________________________________
Income (loss) before income tax                        (77,654)               2,191,355        1,395,153         7,018,198
Less: realized investment gains (losses)
___________________________________________________________________________________________________________________________
Operating income (loss)                                (77,654)               2,191,355                                                           (143,545)
Income tax expense                                                                             2,454,091         2,454,091
___________________________________________________________________________________________________________________________
Net income                                                                                                     $ 4,564,107
_________________________________________________________________________________________________________________________

___________________________________________________________________________________________________________________________
                                                                 Operating Segment Income for the
                                                                  Six Months Ended June 30, 2002
___________________________________________________________________________________________________________________________
                                                     Life
                                                   Marketing                  Acquisitions                    Annuities
___________________________________________________________________________________________________________________________
Premiums and policy fees                             $364,209                  $20,931,210                  $     76,876
Reinsurance ceded                                    (142,703)                  (8,054,907)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                           221,506                   12,876,303                        76,876
Net investment income                                    (208)                  15,264,331                     1,758,697
Realized investment gains                                                                                         66,277
Other income                                                                                                       2,213
___________________________________________________________________________________________________________________________
       Total revenues                                 221,298                   28,140,634                     1,904,063
___________________________________________________________________________________________________________________________
Benefits and settlement expenses                       31,723                   13,971,889                     1,620,858
Amortization of deferred policy
   acquisition costs                                  (14,705)                   4,022,153                       579,608
Other operating expenses                              113,079                    4,286,466                       119,131
___________________________________________________________________________________________________________________________
       Total benefits and expenses                    130,097                   22,280,508                     2,319,597
___________________________________________________________________________________________________________________________
Income (loss) before income tax                        91,201                    5,860,126                      (415,534)
Less: realized investment gains (losses)                                                                          66,277
___________________________________________________________________________________________________________________________
Operating income (loss)                                91,201                    5,860,126                      (481,811)                                   (143,545)

___________________________________________________________________________________________________________________________
                                                                             Corporate
                                                      Asset                     and                              Total
                                                   Protection                  Other        Adjustments       Consolidated
___________________________________________________________________________________________________________________________
Premiums and policy fees                             $1,701,839                                                $23,074,134
Reinsurance ceded                                       (26,154)                                                (8,223,764)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                           1,675,685                                                 14,850,370
Net investment income                                   283,900               $297,892                          17,604,612
Realized investment gains (losses)                                                            $ (595,969)         (529,692)
Other income                                                                                                         2,213
___________________________________________________________________________________________________________________________
       Total revenues                                 1,959,585                297,892          (595,969)       31,927,503
___________________________________________________________________________________________________________________________
Benefits and settlement expenses                        977,949                                                 16,602,419
Amortization of deferred policy
   acquisition costs                                    329,489                                                  4,916,545
Other operating expenses                                 57,994                (70,778)                          4,505,892
___________________________________________________________________________________________________________________________
       Total benefits and expenses                    1,365,432                (70,778)                         26,024,856
___________________________________________________________________________________________________________________________
Income (loss) before income tax                         594,153                368,670          (595,969)        5,902,647
Less: realized investment gains (losses)
___________________________________________________________________________________________________________________________
Operating income (loss)                                 594,153                368,670                                                        (143,545)
Income tax expense                                                                             2,063,664         2,063,664
___________________________________________________________________________________________________________________________
Net income                                                                                                     $ 3,838,983
___________________________________________________________________________________________________________________________

                                                                  Operating Segment Income for the
                                                                  Three Months Ended June 30, 2002
___________________________________________________________________________________________________________________________
                                                     Life
                                                   Marketing                  Acquisitions                    Annuities
___________________________________________________________________________________________________________________________
Premiums and policy fees                            $241,389                   $10,318,784                 $     40,998
Reinsurance ceded                                   (142,703)                   (3,552,726)
___________________________________________________________________________________________________________________________
    Net of reinsurance ceded                          98,686                     6,766,058                       40,998
Net investment income                                   (695)                    7,571,771                      947,610
Realized investment gains                                                                                           923
Other income (loss)                                                                                                (902)
___________________________________________________________________________________________________________________________
        Total revenues                                97,991                    14,337,829                      988,629
___________________________________________________________________________________________________________________________
Benefits and settlement expenses                     (12,627)                    7,192,798                      883,657
Amortization of deferred policy
    acquisition costs                                (16,791)                    2,103,139                      291,060
Other operating expenses                              86,908                     2,103,358                       88,213
___________________________________________________________________________________________________________________________
        Total benefits and expenses                   57,490                    11,399,295                    1,262,930
___________________________________________________________________________________________________________________________
Income (loss) before income tax                       40,501                     2,938,534                     (274,301)
Less: realized investment gains (losses)                                                                            923
___________________________________________________________________________________________________________________________
Operating income (loss)                               40,501                     2,938,534                     (275,224)                                    (143,545)

___________________________________________________________________________________________________________________________
                                                                             Corporate
                                                      Asset                     and                              Total
                                                   Protection                  Other        Adjustments       Consolidated
___________________________________________________________________________________________________________________________
Premiums and policy fees                             $846,197                                                  $11,447,368
Reinsurance ceded                                      (1,168)                                                  (3,696,597)
___________________________________________________________________________________________________________________________
   Net of reinsurance ceded                           845,029                                                    7,750,771
Net investment income                                 138,697                 $281,459                           8,938,842
Realized investment gains (losses)                                                            $(510,632)          (509,709)
Other income (loss)                                                                                                   (902)
___________________________________________________________________________________________________________________________
       Total revenues                                 983,726                  281,459         (510,632)        16,179,002

Benefits and settlement expenses                      493,612                                                    8,557,440
Amortization of deferred policy
   acquisition costs                                  164,060                                                    2,541,468
Other operating expenses                               29,954                      208                           2,308,641
___________________________________________________________________________________________________________________________
       Total benefits and expenses                    687,626                      208                          13,407,549
___________________________________________________________________________________________________________________________
Income (loss) before income tax                       296,100                  281,251         (510,632)         2,771,453
Less: realized investment gains (losses)
___________________________________________________________________________________________________________________________
Operating income (loss)                               296,100                  281,251                                                        (143,545)
Income tax expense                                                                              968,911            968,911
___________________________________________________________________________________________________________________________
Net income                                                                                                     $ 1,802,542
___________________________________________________________________________________________________________________________

                                                                       Operating Segment Assets
                                                                              June 30, 2003
___________________________________________________________________________________________________________________________
                                                   Life
                                                 Marketing                  Acquisitions                   Annuities
___________________________________________________________________________________________________________________________
Investments and other assets                      $1,420,231                 $615,867,922                  $51,836,797
Deferred policy acquisition costs                  1,028,443                   87,000,277                    2,505,805
___________________________________________________________________________________________________________________________
       Total assets                               $2,448,674                 $702,868,199                  $54,342,602
___________________________________________________________________________________________________________________________

___________________________________________________________________________________________________________________________
                                                                         Corporate
                                                    Asset                   and
                                                 Protection                Other            Adjustments           Total
___________________________________________________________________________________________________________________________
Investments and other assets                      $56,615,127            $111,042,011          $165,299        $836,947,387
Deferred policy acquisition costs                   1,578,039                                                    92,112,564
___________________________________________________________________________________________________________________________
       Total assets                               $58,193,166            $111,042,011          $165,299        $929,059,951
___________________________________________________________________________________________________________________________

                                                                     Operating Segment Assets
                                                                         December 31, 2002
___________________________________________________________________________________________________________________________
                                                    Life
                                                  Marketing                 Acquisitions                    Annuities
___________________________________________________________________________________________________________________________
Investments and other assets                     $   523,211                 $600,231,727                   $54,071,804
Deferred policy acquisition costs                    583,131                  100,007,935                     2,581,309
___________________________________________________________________________________________________________________________
       Total assets                               $1,106,342                 $700,239,662                   $56,653,113
___________________________________________________________________________________________________________________________

___________________________________________________________________________________________________________________________
                                                                         Corporate
                                                    Asset                   and
                                                 Protection                Other            Adjustments           Total
___________________________________________________________________________________________________________________________
Investments and other assets                      $78,120,621            $99,048,739         $3,723,088        $835,719,190
Deferred policy acquisition costs                   1,607,207                                                   104,779,582
___________________________________________________________________________________________________________________________
       Total assets                               $79,727,828            $99,048,739         $3,723,088        $940,498,772
___________________________________________________________________________________________________________________________

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at June 30, 2003, and for the six months then ended, the Company had share-owners’ equity of $115.4 million and net income of $14.2 million.

NOTE E – COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the periods shown:

                                                                     Three Months Ended              Six Months Ended
                                                                           June 30                         June 30
                                                                    2003             2002            2003           2002
_____________________________________________________________________________________________________________________________
Net income                                                       $ 4,564,107      $1,802,542     $ 7,944,151     $3,838,983
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2003 - $6,016,605; 2002 - $2,210,781
   six months: 2003 - $9,274,973; 2002 - $666,840)                11,173,695       4,105,736      17,224,950      1,238,418
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2003 - $(540,741); 2002 - $178,398
   six months: 2003 - $(797,485); 2002 - $185,392)                (1,004,232)        331,311      (1,481,045)       344,300
_____________________________________________________________________________________________________________________________
   Comprehensive income                                          $14,733,570      $6,239,589     $23,688,056     $5,421,701
_____________________________________________________________________________________________________________________________

NOTE F – RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE G – RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. The Company is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company’s financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s financial position or results of operations.

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

        For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Narrative Analysis of the Results of Operations in conjunction with the Company’s latest annual report on Form 10-K and other filings with the SEC.

        PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 2003, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Annuities, and Asset Protection. The Company has an additional business segment which is described herein as Corporate and Other.

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

        The following discussion and analysis primarily relates to the six months ended June 30, 2003, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2003, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended June 30, 2003, and June 30, 2002, has been provided.

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

Revenues

         The following table sets forth revenues by source for the periods shown:

                                                       Three Months Ended                          Six Months Ended
                                                            June 30                                    June 30
                                                   2003                2002                    2003              2002
_________________________________________________________________________________________________________________________
     Premiums and policy fees,
       net of reinsurance                        $ 7,110,288        $  7,750,771            $13,469,922       $14,850,370
     Net investment income                        10,726,002           8,938,842             20,858,303        17,604,612
     Realized investment gains(losses)             1,544,973            (509,709)             2,278,530          (529,692)
     Other income (loss)                             143,222                (902)               142,654             2,213
_________________________________________________________________________________________________________________________
                                                 $19,524,485         $16,179,002            $36,749,409       $31,927,503
_________________________________________________________________________________________________________________________

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $1.4 million or 9.3% in the first six months of 2003 from the first six months of 2002. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2002 or the first six months of 2003, therefore decreases in older acquired policies resulted in a decrease of $1.3 million in the first six months of 2003 as compared with the first six months of 2002. Premiums and policy fees in both the Annuities and Asset Protection segments increased $0.1 million in the first six months of 2003 as compared to 2002, offsetting the $0.2 million decrease in the Life Marketing segment for the same period.

        Net investment income in the first six months of 2003 increased by $3.3 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The percentage earned on average cash and investments was 5.7% in the first six months of 2003 compared to 6.6% in the first six months of 2002. Investment returns have been negatively affected by higher prepayments on mortgage-backed securities and mortgage loans, and lower interest rates.

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

        Realized investment gains were approximately $2.3 million in the first six months of 2003. During the first six months of 2003, the Company recorded other than temporary impairments on its investments of $0.3 million as compared to $3.8 million in the first six months of 2002. Realized investment losses were approximately $0.5 million in the first six months of 2002.

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

        The Company reported an increase in the amount of other income in the first six months of 2003 of $0.1 million as compared to the first six months of 2002.

Income Before Income Tax and Operating Income

        Consistent with the Company's segment reporting in the Notes to Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of changes in accounting principles, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses and the related amortization of deferred policy acquisition costs. In the Life Marketing, Acquisitions, Asset Protection, and Corporate and Other segments, operating income equals segment income before income tax for all periods. In the Annuities segment, operating income excludes realized investment gains and losses.

   The following table sets forth  operating  income or loss and income or loss before income tax by business segment for the periods shown:

                            Operating Income (Loss) and Income (Loss) Before Income Tax
_________________________________________________________________________________________________________________________
                                                              Three Months Ended                      Six Months Ended
                                                                   June 30                               June 30
                                                           2003               2002                2003            2002
_________________________________________________________________________________________________________________________
Operating income (loss)1
     Life marketing                                    $  205,829       $      40,501      $       82,613     $     91,201
     Acquisitions                                       3,381,703           2,938,534           5,787,248        5,860,126
     Annuities                                           (228,008)           (275,224)           (143,545)        (481,811)
     Asset protection                                     (77,654)            296,100             214,516          594,153
     Corporate and other                                2,191,355             281,251           3,984,211          368,670
_________________________________________________________________________________________________________________________

Realized investment gains (losses)
     Annuities                                            149,820                 923             149,820           66,277
     Unallocated realized investment
       gains (losses)                                   1,395,153            (510,632)          2,128,710         (595,969)
_________________________________________________________________________________________________________________________

Income (loss) before income tax
     Life marketing                                    $  205,829              40,501              82,613           91,201
     Acquisitions                                       3,381,703           2,938,534           5,787,248        5,860,126
     Annuities                                            (78,188)           (274,301)              6,275         (415,534)
     Asset protection                                     (77,654)            296,100             214,516          594,153
     Corporate and other                                2,191,355             281,251           3,984,211          368,670
     Unallocated realized investment
       gains (losses)                                   1,395,153            (510,632)          2,128,710         (595,969)
_________________________________________________________________________________________________________________________
     Total income before income tax                    $7,018,198          $2,771,453         $12,203,573       $5,902,647
_________________________________________________________________________________________________________________________

1 Income (loss) before income tax excluding realized investment gains and losses.

        The Life Marketing segment had pretax operating income of $0.1 million in the first six months of 2003 and $0.1 million in the same period of 2002.

        The Annuities segment had pretax operating losses of $0.1 million in the first six months of 2003 and $0.5 million of pretax operating losses in the same period of 2002, primarily due to an increase in net investment income on capital and a decrease in amortization of deferred policy acquisition costs. The Annuities segment's future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs. Also, beginning January 2003, the Company is no longer marketing variable annuity products.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company reported GMDB related policy liabilities and accruals of $0.1 million at June 30, 2003.

        Pretax operating income from the Acquisitions segment was $5.8 million in the first six months of 2003 as compared to $5.9 million in the same period of 2002. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The decrease in benefit and settlement expenses and the decrease in deferred policy acquisition costs partially offset the decrease in premiums and policy fees and the decrease in investment income on invested assets allocated to the segment.

        The Asset Protection segment's pretax operating income was $0.2 million in the first six months of 2003, as compared to $0.6 million in the first six months of 2002, primarily due to an increase in benefits and settlement expenses.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $4.0 million in the first six months of 2003 as compared to $0.4 million in the first six months of 2002, primarily due to an increase in net investment income on capital.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

                                                               Three Months Ended                    Six Months Ended
                                                                     June 30                              June 30
                                                             2003              2002                2003             2002
_________________________________________________________________________________________________________________________
                  Effective Income Tax Rates                 35.0%            35.0%                34.9%            35.0%
_________________________________________________________________________________________________________________________

        The effective income tax rate for the full year of 2002 was 34.9%. Management’s estimate of the effective income tax rate for the full year of 2003 is approximately 35.0%.

Net Income

        The following table sets forth net income for the periods shown:

                                      Three Months Ended                            Six Months Ended
                                          June 30                                        June 30
                                    2003            2002                          2003            2002
____________________________________________________________________________________________________________

                                $4,564,107        $1,802,542                  $7,944,151        $3,838,983
____________________________________________________________________________________________________________

        Compared to the same period in 2002, net income in the first six months of 2003 increased $4.1 million, reflecting increases in the Annuities and Corporate and Other segments, and larger unallocated realized gains, which were partially offset by decreases in the Life Marketing, Acquisitions, and Asset Protection segments.

Review by Independent Auditors

        With respect to the unaudited condensed financial information of Protective Life and Annuity Insurance Company for the three-month and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 6, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

Item 4. Controls and Procedures

        The Company’s President and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K
(a)               Exhibit 31(a) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 31(b) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 32(a) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 32(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 99 - Safe Harbor for Forward-Looking Statements.

         SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date: August 14, 2003

/s/Jerry W. DeFoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authorized officer)