Form 10-Q
period 2003-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2003-11-14
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of Common Stock, $10.00 par value, outstanding as of November 7, 2003: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                                 INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Auditors
       Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2003 and 2002 (unaudited)
       Condensed Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002
       Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2003 and 2002 (unaudited)
       Notes to Condensed Financial Statements (unaudited)

   Item 2.  Management's Narrative Analysis of the Results of Operations
   Item 4.  Controls and Procedures

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K

Signature

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 2003, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the company’s management.

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
November 7, 2003

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                    CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                            Three Months Ended                  Nine Months Ended
                                                                               September 30                       September 30
                                                                           2003              2002            2003               2002
----------------------------------------------------------------------------------------------------------------------------------------

REVENUES
  Premiums and policy fees                                             $17,610,353       $12,998,040    $55,766,165         $36,072,174
  Reinsurance ceded                                                    (11,180,601)       (6,108,778)   (35,866,491)        (14,332,542)
----------------------------------------------------------------------------------------------------------------------------------------
    Premiums and policy fees, net of reinsurance ceded                   6,429,752         6,889,262     19,899,674          21,739,632
  Net investment income                                                  9,840,689         9,348,179     30,698,992          26,952,791
  Realized investment gains (losses)                                     1,106,032          (249,668)     3,384,562            (779,360)
  Other income                                                               6,545             6,378        149,199               8,591
----------------------------------------------------------------------------------------------------------------------------------------
                                                                        17,383,018        15,994,151     54,132,427          47,921,654
----------------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Benefits and settlement expenses
  (net of reinsurance ceded:
    three months: 2003 - $8,319,739; 2002 - $5,381,394
    nine months: 2003 - $22,851,317; 2002 - $11,864,729)                 8,143,085         9,174,577     24,264,248          25,776,996
  Amortization of deferred policy acquisition costs                      1,956,536         1,975,347      6,040,291           6,891,892
  Other operating expenses (net of reinsurance ceded:
    three months: 2003 - $(168,669); 2002 - $531,435
    nine months: 2003 - $(1,566,318); 2002 - $480,373)                   1,752,609         1,786,366      6,093,527           6,292,258
----------------------------------------------------------------------------------------------------------------------------------------
                                                                        11,852,230        12,936,290     36,398,066          38,961,146
----------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                 5,530,788         3,057,861     17,734,361           8,960,508

Income tax expense                                                       1,934,028         1,062,881      6,193,450           3,126,545
----------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $3,596,760        $1,994,980    $11,540,911          $5,833,963
----------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                       CONDENSED BALANCE SHEETS

                                                                                               September 30            December 31
                                                                                                  2003                     2002
                                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------------

ASSETS
  Investments:
   Fixed maturities, at market
   (amortized cost: 2003 - $610,964,301; 2002 - $466,924,086)                                  $652,715,694          $488,701,807
   Mortgage loans on real estate                                                                  1,643,618             1,793,590
   Policy loans                                                                                  53,846,245            54,807,151
   Short-term investments                                                                         2,633,304           178,805,245
------------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                         710,838,861           724,107,793
  Cash                                                                                           17,001,876             1,669,532
  Accrued investment income                                                                      10,254,468             8,955,807
  Accounts and premiums receivable, net of allowance
    for uncollectible amounts                                                                       536,465               325,479
  Reinsurance receivables                                                                        65,096,543            92,256,257
  Deferred policy acquisition costs                                                              94,849,696           104,779,582
  Other assets                                                                                       14,184                21,955
  Assets related to separate accounts
    Variable Annuity                                                                             10,165,057             8,382,367
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $908,757,150          $940,498,772
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits and claims                                                          $501,470,233          $517,624,864
    Unearned premiums                                                                            16,256,820            26,349,028
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                517,727,053           543,973,892
  Annuity deposits                                                                               57,510,054            60,080,082
  Other policyholders' funds                                                                      2,766,021             6,025,066
  Funds held-coinsurance                                                                         55,921,435            89,552,015
  Other liabilities                                                                              14,640,424            14,214,260
 Deferred income taxes                                                                           36,634,068            25,533,038
  Liabilities related to separate accounts
    Variable Annuity                                                                             10,165,057             8,382,367
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                695,364,112           747,760,720
------------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized and issued: 2,000                               2,000                 2,000
  Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                                       2,500,000             2,500,000
  Additional paid-in capital                                                                    171,386,324           171,386,324
  Retained earnings                                                                              20,884,076             9,343,166
  Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income tax:
       2003 - $10,026,497; 2002 - $5,118,918)                                                    18,620,638             9,506,562
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                213,393,038           192,738,052
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $908,757,150          $940,498,772
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30
                                                                                                   2003                2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $ 11,540,911      $   5,833,963
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                          (3,384,562)           779,360
     Amortization of deferred policy acquisition costs                                            6,040,291          6,891,892
     Capitalization of deferred policy acquisition costs                                         (2,093,465)        (1,643,281)
     Deferred income tax                                                                          6,193,450          3,126,545
     Interest credited to universal life and investment products                                 16,227,425         24,579,534
     Policy fees assessed on universal life and investment products                             (25,560,549)       (26,117,836)
     Change in accrued investment income and other receivables                                   25,650,067          7,382,601
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                 (32,402,227)        (1,085,040)
     Change in funds held-coinsurance                                                           (33,630,580)          (786,199)
     Change in other liabilities                                                                    426,165         (4,537,271)
     Other (net)                                                                                      7,771             (1,318)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities                                          (30,985,303)        14,422,950
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                             273,682,191         54,573,275
     Other                                                                                        1,110,878            577,349
   Sale of investments
     Investments available for sale                                                             335,958,623        249,674,713
   Cost of investments acquired
     Investments available for sale                                                            (574,093,484)      (338,302,871)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                                           36,658,208        (33,477,534)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                             18,948,427         37,432,640
   Investment product withdrawals                                                                (9,288,988)       (20,583,010)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                      9,659,439         16,849,630
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                                      15,332,344         (2,204,954)
CASH AT BEGINNING OF PERIOD                                                                       1,669,532          4,284,257
------------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                           $17,001,876         $2,079,303
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Annuities. The Annuities segment manufactures, sells, and supports fixed annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. Beginning in 2003, the Company is no longer marketing variable annuity products.

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

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its net income and assets. The measure used by the Company’s chief operating decision maker to assess segment performance is operating income. Operating segment income is generally income before income tax, net of realized investment gains and losses. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

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

                                                                            Operating Segment Income for the
                                                                         Nine Months Ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Life
                                                                        Marketing         Acquisitions              Annuities
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                               $ 2,507,808           $30,069,926            $  237,924
Reinsurance ceded                                                       (2,449,295)          (13,106,178)
------------------------------------------------------------------------------------------------------------------------------------
     Net of reinsurance ceded                                               58,513            16,963,748               237,924
Net investment income                                                       29,854            21,948,904             2,789,867
Realized investment gains (losses)                                                                                     262,490
Other income                                                                                      (5,045)               17,613
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                        88,367            38,907,607             3,307,894
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                           (58,639)           19,543,055             3,010,433
Amortization of deferred policy acquisition cost                           259,529             4,984,842               209,070
Other operating expenses                                                  (573,248)            6,394,212               134,135
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                        (372,358)           30,922,109             3,353,638
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                   460,725             7,985,498               (45,744)
Less: realized investment gains (losses)                                                                               262,490
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           460,725             7,985,498              (308,234)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Corporate
                                                              Asset                and                                 Total
                                                           Protection             Other           Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                     $22,950,507                                            $55,766,165
Reinsurance ceded                                            (20,311,018)                                           (35,866,491)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                    2,639,489                                             19,899,674
Net investment income                                            370,711          $5,559,656                         30,698,992
Realized investment gains (losses)                                                                   $3,122,072       3,384,562
Other income                                                                         136,631                            149,199
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           3,010,200           5,696,287          3,122,072      54,132,427
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                               1,769,399                                             24,264,248
Amortization of deferred policy acquisition cost                 586,850                                              6,040,291
Other operating expenses                                         113,788              24,640                          6,093,527
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             2,470,037              24,640                         36,398,066
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         540,163           5,671,647          3,122,072      17,734,361
Less: realized investment gains (losses)
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 540,163           5,671,647
Income tax expense                                                                                    6,193,450       6,193,450
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          $11,540,911
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Income for the
                                                                       Three Months Ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Life
                                                                       Marketing          Acquisitions               Annuities
Premiums and policy fees                                                 $ 978,362           $ 9,806,651           $    74,045
Reinsurance ceded                                                         (905,587)           (4,404,257)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                                 72,775             5,402,394                74,045
Net investment income                                                        6,730             7,064,121               919,847
Realized investment gains (losses)                                                                                     112,670
Other income                                                                                                             6,545
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                        79,505            12,466,515             1,113,107
------------------------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses                                            52,342             6,645,332             1,004,094
Amortization of deferred policy acquisition cost                            (3,423)            1,648,941               112,573
Other operating expenses                                                  (347,526)            1,973,992                48,459
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                        (298,607)           10,268,265             1,165,126
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                   378,112             2,198,250               (52,019)
Less: realized investment gains (losses)                                                                               112,670
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           378,112             2,198,250              (164,689)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Corporate
                                                              Asset                and                                 Total
                                                           Protection             Other           Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $6,751,295                                              $17,610,353
Reinsurance ceded                                             (5,870,757)                                             (11,180,601)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      880,538                                                6,429,752
Net investment income                                            127,556          $1,722,435                            9,840,689
Realized investment gains (losses)                                                                   $  993,362         1,106,032
Other income                                                                                                                6,545
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           1,008,094           1,722,435            993,362        17,383,018
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 441,317                                                8,143,085
Amortization of deferred policy acquisition cost                 198,445                                                1,956,536
Other operating expenses                                          42,685              34,999                            1,752,609
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               682,447              34,999                           11,852,230
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         325,647           1,687,436            993,362         5,530,788
Less: realized investment gains (losses)
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 325,647           1,687,436
Income tax expense                                                                                    1,934,028         1,934,028
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                             $3,596,760
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Operating Segment Income for the
                                                                           Nine Months Ended September 30, 2002

                                                                         Life
                                                                       Marketing          Acquisitions            Annuities
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                                 $654,130            $32,702,177           $  121,780
Reinsurance ceded                                                        (537,723)           (13,767,961)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                               116,407             18,934,216              121,780
Net investment income                                                       1,734             23,129,313            2,743,405
Realized investment gains (losses)                                                                                     79,720
Other income                                                                                       5,071                3,520
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                      118,141             42,068,600            2,948,425
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                          147,576             21,554,861            2,642,074
Amortization of deferred policy acquisition cost                           43,124              5,775,028              577,902
Other operating expenses                                                 (104,340)             6,241,822              154,882
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                         86,360             33,571,711            3,374,858
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                   31,781              8,496,889             (426,433)
Less: realized investment gains (losses)                                                                               79,720
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           31,781              8,496,889             (506,153)

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Corporate
                                                               Asset               and                                 Total
                                                            Protection            Other           Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $2,594,087                                              $36,072,174
Reinsurance ceded                                                (26,858)                                             (14,332,542)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                    2,567,229                                               21,739,632
Net investment income                                            429,571           $648,768                            26,952,791
Realized investment gains (losses)                                                                 $ (859,080)           (779,360)
Other income                                                                                                                8,591
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           2,996,800            648,768          (859,080)         47,921,654
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                               1,432,485                                               25,776,996
Amortization of deferred policy acquisition cost                 495,838                                                6,891,892
Other operating expenses                                          91,344            (91,450)                            6,292,258
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             2,019,667            (91,450)                           38,961,146
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         977,133            740,218          (859,080)          8,960,508
Less: realized investment gains (losses)
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 977,133            740,218
Income tax expense                                                                                  3,126,545           3,126,545
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                             $5,833,963
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Income for the
                                                                       Three Months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                       Marketing          Acquisitions            Annuities
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                                 $ 289,921           $11,770,967         $     44,904
Reinsurance ceded                                                         (395,020)           (5,713,054)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                               (105,099)            6,057,913               44,904
Net investment income                                                        1,942             7,864,982              984,708
Realized investment gains (losses)                                                                                     13,443
Other income                                                                                       5,071                1,307
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                       (103,157)          13,927,966            1,044,362
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                           115,853             7,582,972            1,021,216
Amortization of deferred policy acquisition cost                            57,829             1,752,875               (1,706)
Other operating expenses                                                  (217,419)            1,955,356               35,751
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                         (43,737)           11,291,203            1,055,261
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                   (59,420)            2,636,763              (10,899)
Less: realized investment gains (losses)                                                                               13,443
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           (59,420)            2,636,763              (24,342)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Corporate
                                                               Asset               and                                 Total
                                                            Protection            Other           Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $  892,248                                              $12,998,040
Reinsurance ceded                                                   (704)                                              (6,108,778)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      891,544                                                6,889,262
Net investment income                                            145,671           $350,876                             9,348,179
Realized investment gains (losses)                                                                $  (263,111)           (249,668)
Other income                                                                                                                6,378
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           1,037,215            350,876          (263,111)         15,994,151
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 454,536                                                9,174,577
Amortization of deferred policy acquisition cost                 166,349                                                1,975,347
Other operating expenses                                          33,350            (20,672)                            1,786,366
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               654,235            (20,672)                           12,936,290
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         382,980            371,548          (263,111)          3,057,861
Less: realized investment gains (losses)
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 382,980            371,548
Income tax expense                                                                                  1,062,881           1,062,881
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                             $1,994,980
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Operating Segment Assets
                                                                            September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                Life
                                                              Marketing               Acquisitions               Annuities
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                   $2,330,237               $594,040,745             $51,953,650
Deferred policy acquisition costs                               1,687,413                 89,224,230               2,388,533
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                              $4,017,650               $683,264,975             $54,342,183
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Corporate
                                                            Asset                and
                                                         Protection             Other             Adjustments        Total
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                             $47,913,291        $117,547,808            $121,723    $813,907,454
Deferred policy acquisition costs                          1,549,520                                              94,849,696
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                         49,462,811        $117,547,808            $121,723    $908,757,150
------------------------------------------------------------------------------------------------------------------------------------

                                                                     Operating Segment Assets
                                                                         December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Life
                                                                Marketing            Acquisitions               Annuities
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                 $  523,211              $600,231,727             $54,071,804
Deferred policy acquisition costs                               583,131               100,007,935               2,581,309
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                            $1,106,342              $700,239,662             $56,653,113
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Corporate
                                                              Asset                and
                                                           Protection             Other         Adjustments          Total
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                               $78,120,621         $99,048,739     $3,723,088          $835,719,190
Deferred policy acquisition costs                            1,607,207                                              104,779,582
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $79,727,828         $99,048,739     $3,723,088          $940,498,772
------------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at September 30, 2003, and for the nine months then ended, the Company had share-owners’ equity of $120.0 million and net income of $18.9 million.

NOTE E – COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the periods shown:
-------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                Nine Months Ended
                                                                           September 30                     September 30
                                                                     2003            2002             2003            2002
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 3,596,760     $1,994,980      $11,540,911     $ 5,833,963
Change in net unrealized gains/losses
  on investments (net of income tax:
  three months: 2003 - $(3,182,797); 2002 - $3,394,269;
  nine months: 2003 - $6,092,176; 2002 - $4,061,110)                (5,910,909)     6,303,644       11,314,041       7,542,062
Reclassification adjustment for amounts
included in net income (net of income tax:
three months: 2003 -$(387,111); 2002 $87,384;
nine months: 2003 - $(1,184,597); 2002 - $272,776)                    (718,920)       162,284       (2,199,965)        506,584
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                        $(3,033,069)    $8,460,908      $20,654,987     $13,882,609
--------------------------------------------------------------------------------------------------------------------------------

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

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. The Company is currently evaluating the impact of SOP 03-1, but does not anticipate a material impact on its financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The FASB has deferred implementation of FIN 46 for variable interest entities (VIEs) created before February 1, 2003, until periods ending after December 15, 2003. The Company does not expect that FIN 46 will have a material impact on its financial condition or results of operations.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September 30, 2003, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Annuities, and Asset Protection. The Company has an additional business segment which is described herein as Corporate and Other.

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

        This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99(a), incorporated by reference herein, for more information about factors which could affect future results.

        The following discussion and analysis primarily relates to the nine months ended September 30, 2003, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2003, as it compares to the same quarter last year. Where needed for a more complete understanding of the Company’s operating results, information related to the quarters ended September 30, 2003, and September 30, 2002, has been provided.

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

Revenues
         The following table sets forth revenues by source for the periods shown:

------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                  Nine Months Ended
                                                                       September 30                        September 30
                                                                2003               2002              2003             2002
------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees, net of reinsurance                $ 6,429,752        $ 6,889,262        $19,899,674      $21,739,632
Net investment income                                         9,840,689          9,348,179         30,698,992       26,952,791
Realized investment gains (losses)                            1,106,032           (249,668)         3,384,562         (779,360)
Other income                                                      6,545              6,378            149,199            8,591
------------------------------------------------------------------------------------------------------------------------------
                                                            $17,383,018        $15,994,151        $54,132,427      $47,921,654
------------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $1.8 million or 8.5% in the first nine months of 2003 from the first nine months of 2002. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2002 or the first nine months of 2003, therefore decreases in older acquired policies resulted in a decrease of $2.0 million in the first nine months of 2003 as compared with the first nine months of 2002. Premiums and policy fees in both the Annuities and Asset Protection segments increased $0.1 million in the first nine months of 2003 as compared to 2002, while premiums and policy fees in the Life Marketing segment decreased $0.1 million for the same period.

        Net investment income in the first nine months of 2003 increased by $3.7 million as compared to the corresponding period of the preceding year primarily due to increases in the average amount of invested assets. The percentage earned on average cash and investments was 5.6% in the first nine months of 2003 compared to 6.7% in the first nine months of 2002. Investment returns have been negatively affected by higher prepayments on mortgage-backed securities and mortgage loans, and lower interest rates.

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

        Realized investment gains were approximately $3.4 million in the first nine months of 2003. During the first nine months of 2003, the Company recorded other than temporary impairments on its investments of $0.3 million as compared to $3.8 million in the first nine months of 2002. Realized investment losses were approximately $0.8 million in the first nine months of 2002.

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

        The Company reported an increase in the amount of other income in the first nine months of 2003 of $0.1 million as compared to the first nine months of 2002.

Income Before Income Tax and Operating Income

        Consistent with the Company’s segment reporting in the Notes to Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the segment’s core operations. Segment operating income (loss) excludes net realized investment gains and losses because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes discontinued operations, extraordinary items, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses and the related amortization of deferred policy acquisition costs. In the Life Marketing, Acquisitions, Asset Protection, and Corporate and Other segments, operating income equals segment income before income tax for all periods. In the Annuities segment, operating income excludes realized investment gains and losses.

         The  following  table sets forth  operating  income or loss and income or loss before  income tax by business  segment for the periods shown:

                                      Operating Income (Loss) and Income (Loss) Before Income Tax
------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                Nine Months Ended
                                                                         September 30                     September 30
                                                                   2003             2002             2003           2002
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)1
  Life Marketing                                                $   378,112      $    (59,420)    $  460,725    $     31,781
  Acquisitions                                                    2,198,250         2,636,763      7,985,498       8,496,889
  Annuities                                                        (164,689)          (24,342)      (308,234)       (506,153)
  Asset Protection                                                  325,647           382,980        540,163         977,133
  Corporate and Other                                             1,687,436           371,548      5,671,647         740,218
------------------------------------------------------------------------------------------------------------------------------
Realized Investment gains (losses)
  Annuities                                                         112,670            13,443        262,490          79,720
  Unallocated realized investment gains (losses)                    993,362          (263,111)     3,122,072        (859,080)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
  Life Marketing                                                    378,112           (59,420)       460,725          31,781
  Acquisitions                                                    2,198,250         2,636,763      7,985,498       8,496,889
  Annuities                                                         (52,019)          (10,899)       (45,744)       (426,433)
  Asset Protection                                                  325,647           382,980        540,163         977,133
  Corporate and Other                                             1,687,436           371,548      5,671,647         740,218
  Unallocated realized investment gains (losses)                    993,362          (263,111)     3,122,072        (859,080)
------------------------------------------------------------------------------------------------------------------------------
       Total income before income tax                            $5,530,788        $3,057,861    $17,734,361      $8,960,508
------------------------------------------------------------------------------------------------------------------------------

1 Income (loss) before income tax excluding realized investment gains and losses.

        The Life Marketing segment had pretax operating income of $0.5 million in the first nine months of 2003 as compared to $0.1 million in the same period of 2002. The Company began operations in the Life marketing segment in 2002. Because the segment is in the early stages of business, reinsurance allowances received continue to offset commission expenses and death benefits.

        Pretax operating income from the Acquisitions segment was $8.0 million in the first nine months of 2003 as compared to $8.5 million in the same period of 2002. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2002 or in the first nine months of 2003.

        The Annuities segment had pretax operating losses of $0.3 million in the first nine months of 2003 and $0.5 million of pretax operating losses in the same period of 2002, primarily due to an increase in premiums and policy fees and a decrease in amortization of deferred policy acquisition costs. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the future results in the variable annuity business and the related rate of amortization of deferred policy acquisition costs. Also, beginning January 2003, the Company is no longer marketing variable annuity products.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company reported GMDB related policy liabilities and accruals of $0.1 million at September 30, 2003.

        The Asset Protection segment’s pretax operating income was $0.5 million in the first nine months of 2003, as compared to $1.0 million in the first nine months of 2002. The decrease is primarily due to an increase in benefits and settlement expenses as much of the segment’s business is in runoff mode

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $5.7 million in the first nine months of 2003 as compared to $0.7 million in the first nine months of 2002, primarily due to an increase in net investment income on capital.

Income Taxes
         The following table sets forth the effective tax rates for the periods shown:

------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                    Nine Months Ended
                                                                  September 30                         September 30
                                                             2003              2002                2003             2002
------------------------------------------------------------------------------------------------------------------------------
                  Effective Income Tax Rates                 35.0%             34.8%               34.9%            34.9%
------------------------------------------------------------------------------------------------------------------------------
The effective income tax rate for the full year of 2002 was 34.9%. Management's estimate of the effective income tax rate for the full year of 2003 is approximately 35.0%.
Net Income

         The following table sets forth net income for the periods shown:

------------------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended                            Nine Months Ended
                                         September 30                                   September 30
                                   2003             2002                         2003             2002
------------------------------------------------------------------------------------------------------------------------------
                                $3,596,760        $1,994,980                 $11,540,911        $5,833,963
------------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2002, net income in the first nine months of 2003 increased $5.7 million, reflecting increases in the Life Marketing, Annuities and Corporate and Other segments, and larger unallocated realized gains, which were partially offset by decreases in the, Acquisitions, and Asset Protection segments.

Review by Independent Auditors

        With respect to the unaudited condensed financial information of Protective Life and Annuity Insurance Company for the three-month and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 7, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

Item 4. Controls and Procedures

        The Company’s President and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. In the ordinary course of business, the Company continues to refine its internal control environment. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K
(a)

Exhibit 31(a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(a) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(b) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 – Safe Harbor for Forward-Looking Statements.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:	November 14, 2003	/s/ Steven G. Walker
Steven G. Walker
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)