Form 10-K
period 2003-12-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2004-03-30
CIK 1050566

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

For the fiscal year ended	Commission File Number
December 31, 2003	333-42425

_____________

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Alabama	63-0761690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identificiation No.

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
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

Number of shares of Common Stock, $10.00 Par Value, outstanding as of February 27, 2004: 250,000

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

        PLC through its subsidiaries provides financial services through the production, distribution, and administration of insurance and investment products. PLC through its subsidiaries operates several business segments each having a strategic focus. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Products, Annuities, and Asset Protection.

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 2003, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Asset Protection, and Annuities. The Company has an additional segment referred to as Corporate and Other.

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

        Protective’s administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223.

Item 3. Legal Proceedings

        To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its affiliates is a party or of which any of its affiliates’ properties is subject. For additional information regarding legal proceedings see Note 5 to the financial statements included herein.

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

        At December 31, 2003, $84.8 million of share-owners’ equity, excluding net unrealized gains and losses, represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2004 is estimated to be $23.1 million.

        In 2003, the Company declared and paid a cash dividend on common stock of $12.1 million. In 2002, the Company declared and paid a cash dividend on common stock of $14.7 million. Preferred dividends of $50,000 were paid in 2002. The Company expects to continue to be able to pay cash dividends, subject to its earnings, financial condition and other relevant factors.

Item 6. Selected Financial Data

        Not required in accordance with General Instruction I(2)(a).

Item 7. Management's Narrative Analysis of the Results of Operations

        In accordance with General Instruction I(2)(a), the Company includes the following analysis with the reduced disclosure format.

Forward-Looking Statements – Cautionary Language

        This report reviews the Company’s financial condition and results of operations. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts, and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

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

        The Company has a deferred policy acquisition costs asset of approximately $0.9 million related to its variable annuity product lines with an account balance of $14.3 million at December 31, 2003. The Company monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the recoverability analysis include: a long-term equity market growth rate of 9%, reversion to the mean methodology with a reversion to the mean cap rate of 14%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

        Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Liabilities for future policy benefits on traditional life insurance products requires the use of assumptions relative to future investment yields, mortality, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

        The Company also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2003, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.

        Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For example, assessing the value of some investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in the Notes to the Financial Statements.

        The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

Revenues

        The following table sets forth revenues by source for the periods shown:

                                                                    Year Ended                   Percentage
                                                                   December 31              Increase/(Decrease)
                                                        ----------------------------------- ---------------------
                                                              2003              2002
                                                              ----              ----

Premiums and policy fees...........................     $  24,898,748      $  27,558,996             (9.7)%
Net investment income..............................        41,295,486         36,245,837             13.9
Realized investment gains (losses).................         3,347,309           (696,209)           581.0
Other income.......................................           156,495             11,087          1,311.5
                                                        -------------      -------------
                                                        $  69,698,038      $  63,119,711
                                                        =============      =============

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $2.7 million or 9.7% in 2003 as compared to 2002. Premiums and policy fees in the Life Marketing segment increased $0.1 million in 2003 as compared to 2002. Premiums and policy fees in the Acquisitions segment are expected to decline with time unless new acquisitions are made. There were no new acquisitions made in 2003, resulting in a decrease of $2.9 million. Premiums and policy fees from the Asset Protection segment were relatively unchanged in 2003 as compared to 2002. The Annuities segment’s premiums in 2003 increased $0.1 million as compared to 2002.

        Net investment income for 2003 was $41.3 million, 13.9% higher than for the preceding year primarily due to a full year of higher average invested assets in 2003. The percentage earned on average cash and investments was 5.9% in 2003 and 6.3% in 2002. Investment returns have been negatively affected by higher prepayments on mortgage-backed securities and lower interest rates.

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

        Realized investment gains in 2003 were approximately $3.3 million and realized investment losses in 2002 were approximately $0.7 million. During 2003, the Company recorded other-than-temporary impairments in its investments of $0.3 million, as compared to $4.3 million in 2002.

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

Income Before Income Tax

        Management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the Company’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, operating segment income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income from continuing operations before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, and the related amortization of deferred policy acquisition costs. In the Annuities and Corporate and Other segments, operating income excludes realized investment gains and losses and the related amortization.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                Operating Income (Loss) and Income (Loss) Before Income Tax

                                                                                  Year Ended December 31
                                                                     -------------------------------------------------
                                                                              2003                       2002
                                                                              ----                       ----
       Operating Income (Loss)(1)
            Life Marketing................................                $    771,259             $     142,070
            Acquisitions..................................                  10,690,666                11,732,882
            Annuities.....................................                    (189,642)                 (536,584)
            Asset Protection..............................                     639,252                 1,593,905
            Corporate and Other...........................                   7,970,227                 1,010,857
                                                                          ------------              ------------
       Realized Investment Gains (Losses)
            Annuities.....................................                     262,490                    79,719
            Corporate and Other...........................                   3,084,819                  (775,928)
                                                                          ------------              ------------
       Income (Loss) Before Income Tax
            Life Marketing................................                     771,259                   142,070
            Acquisitions..................................                  10,690,666                11,732,882
            Annuities.....................................                      72,848                  (456,865)
            Asset Protection..............................                     639,252                 1,593,905
            Corporate and Other...........................                  11,055,046                   234,929
                                                                          ------------              ------------
            Total income from continuing operations before income tax      $23,229,071               $13,246,921
                                                                          ============              ============

         (1)     Income (loss) before income tax excluding  realized  investment gains and losses and related  amortization of deferred policy acquisition costs.

        The Company became involved with PLC’s Life Marketing segment during 2002. Pretax earnings increased $0.6 million in 2003 as compared to 2002, primarily due to increased sales momentum.

        Pretax earnings from the Acquisitions segment decreased $1.0 million in 2003 as compared to 2002. Earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. No new acquisitions were made in 2003.

        The Asset Protection segment’s 2003 pretax earnings decreased $1.0 million as compared to 2002 primarily due to an increase in benefits and settlement expenses because much of the segment’s credit business is in runoff mode and the decrease in ceding commissions related to reinsurance agreements with affiliates. The reinsurance arrangements are discussed more fully in Note 9 to the Company’s financial statements included herein.

        The Annuities segment’s 2003 pretax loss decreased $0.3 million primarily due to a decrease in the amortization of deferred policy acquisition costs based on a more precise method in 2003 of allocating these costs. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates have negatively affected sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition cost. Since January 2003, the Company no longer markets variable annuity products.

        The Company offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. The Company’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. The Company then accrues to that amount over four quarters. At December 31, 2003, the total GMDB reserve was $0.1 million, a decrease of $0.1 million from December 31, 2002. At December 31, 2003, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances was $16.1 million, a decrease of $0.3 million from December 31, 2002, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Company reported GMDB related policy liabilities and accruals of $0.1 million at December 31, 2003, a decrease of $0.1 million from December 31, 2002.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax earnings in 2003 increased $10.8 million over 2002, primarily due to increased net investment income on capital.

Income Tax Expense

        The following table sets forth the effective income tax rates for the periods shown:

                      Year Ended                                          Effective Income
                      December 31                                            Tax Rates
                      --------------                                   -----------------------

                      2003...................................                  34.9%
                      2002...................................                  34.9

        Management’s current estimate of the effective income tax rate for 2004 is 34.9%.

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

Change in Accounting Principle

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of approximately $0.3 million.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle for the periods shown:

                                                                                                  Net Income
                                                                                    ----------------------------------------
                                                      Year Ended                                            Percentage
                                                      December 31                         Amount        Increase/(Decrease)
                                                      -----------                         ------        -------------------

                                                         2003..................        $15,117,367              75.3%
                                                         2002..................          8,624,649               6.2

        Net income in 2003 increased 75.3%, compared to 2002, reflecting improved operating earnings in the Life Marketing, Annuities, and the Corporate and Other segments offset by lower operating earnings in the Acquisitions and Asset Protection segments.

Recently Issued Accounting Standards

        For information regarding recently issued accounting standards see Note 1 to the financial statements included herein.

Investments

        The Company’s investment portfolio consists primarily of fixed maturity securities. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as “available for sale.”

        The Company’s investments in debt securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2003, the Company’s fixed maturity investments (bonds) had a market value of $636.5 million, which is 6.3% above amortized cost of $598.9 million. The Company had $1.4 million in mortgage loans at December 31, 2003. While the Company’s mortgage loans do not have quoted market values, at December 31, 2003, the Company estimates the market value of its mortgage loans to also be $1.4 million (using discounted cash flows from the next call date).

        At December 31, 2002, the Company’s fixed maturity investments had a market value of $488.7 million, which was 4.7% above amortized cost of $466.9 million. The Company estimated the market value of its mortgage loans to be $1.9 million at December 31, 2002, which was 3.9% above amortized cost of $1.8 million.

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

                                 Estimated Market Values Resulting From An
                                   Immediate 1 Percentage Point Increase
                                             In Interest Rates

                                                                                             Percent
At December 31, 2003                                                   Amount                Change
--------------------                                                   ------                -------

Fixed maturities.......................................              $588,314,990             (7.6)%
Mortgage loans.........................................                 1,418,972             (0.7)

At December 31, 2002

Fixed maturities.......................................              $458,352,064             (6.2)%
Mortgage loans.........................................                 1,847,861             (0.8)

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

        The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31 is as follows:

                             Rating                                               2003          2002
                             ----------                                           ----          ----

                             AAA...........................................        9.7%         8.3%
                             AA............................................        6.7          7.2
                             A.............................................       38.4         38.2
                             BBB...........................................       40.0         40.7
                             BB or Less....................................        5.2          5.6
                                                                                 -----        -----
                                                                                 100.0%       100.0%
                                                                                 =====        =====

        During 2003, the Company recorded pretax other-than-temporary impairments in its investments of $0.3 million.

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

        There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

        Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $89.5 million at December 31, 2003, representing 12.9% of the Company’s total invested assets.

        The majority of unrealized losses in the Company’s investment portfolio can be attributed to interest rate fluctuations and have been deemed temporary. As indicated above, when the Company’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2003, the Company had an overall net unrealized gain of $37.5 million.

        For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

                               Estimated        % Market                     % Amortized    Unrealized    % Unrealized
                              Market Value       Value      Amortized Cost      Cost           Loss           Loss
 ----------------------------------------------------------------------------------------------------------------------------
 ‹= 90 days                   $23,786,890        26.4%       $23,906,291        25.5%      $ (119,401)          3.1%
 ›90 days but ‹=180 days       33,708,155        37.5         34,933,725        37.2       (1,225,570)         31.7
 ›180 days but ‹=270 days      22,404,572        24.9         24,009,553        25.6       (1,604,981)         41.6
 ›270 days but ‹=1 year                 0         0.0                  0         0.0                 0          0.0
 ›1 year but ‹=2 years                  0         0.0                  0         0.0                 0          0.0
 ›2 years but ‹=3 years         5,542,500         6.2          5,952,412         6.3         (409,912)         10.6
 ›3 years but ‹=4 years                 0         0.0                  0         0.0                 0          0.0
 ›4 years but ‹=5 years         4,515,000         5.0          5,016,681         5.4         (501,681)         13.0
 ›5 years                               0         0.0                  0         0.0                 0          0.0
-----------------------------------------------------------------------------------------------------------------------------
 Total                        $89,957,117       100.0%       $93,818,662       100.0%     $(3,861,545)        100.0%
-----------------------------------------------------------------------------------------------------------------------------

        The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2003, is presented in the following table.

                               Estimated      % Market      Amortized      % Amortized      Unrealized    % Unrealized
                             Market Value      Value          Cost            Cost             Loss           Loss
---------------------------- -------------- ------------- -------------- ---------------- --------------- --------------
Agency mortgages                $7,868,260         8.7%      $7,998,042          8.5%         $(129,782)          3.4%
Banks                            2,948,421         3.3        2,988,805          3.2            (40,384)          1.0
Basic industrial                 3,838,624         4.3        4,024,026          4.3           (185,402)          4.8
Brokerage                        5,967,444         6.6        5,998,841          6.4            (31,397)          0.8
Communications                   6,059,088         6.8        6,933,113          7.4           (874,025)         22.6
Electric                        29,557,222        32.9       30,889,651         32.9         (1,332,429)         34.5
Energy                           1,897,614         2.1        1,998,215          2.1           (100,601)          2.6
Insurance                        5,667,102         6.3        5,955,318          6.3           (288,216)          7.5
Natural gas                     19,975,589        22.2       20,742,385         22.1           (766,796)         19.9
Non-agency mortgages               352,370         0.4          352,851          0.4               (481)          0.0
Other finance                      826,715         0.9          828,787          0.9             (2,072)          0.0
Other industrial                   988,521         1.1          994,867          1.1             (6,346)          0.2
Transportation                   3,896,866         4.3        3,999,964          4.3           (103,098)          2.7
U.S. Government                    113,281         0.1          113,797          0.1               (516)          0.0
---------------------------- -------------- ------------- -------------- ---------------- --------------- --------------
Total                          $89,957,117       100.0%     $93,818,662        100.0%       $(3,861,545)        100.0%
---------------------------- -------------- ------------- -------------- ---------------- --------------- --------------

        The range of maturity dates for securities in an unrealized loss position at December 31, 2003 varies, with 21.6% maturing in less than 5 years, 16.9% maturing between 5 and 10 years, and 61.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2003.

     S&Por Equivalent         Estimated        % Market  Amortized Cost   % Amortized    Unrealized       % Unrealized
        Designation           Market Value       Value                         Cost          Loss              Loss
---------------------------- --------------- ------------ --------------- -------------- ---------------- --------------
AAA/AA/A                      $62,572,950        69.6%      $65,007,146        69.3%      $(2,434,196)         63.0%
BBB                            14,466,667        16.1        14,966,785        16.0          (500,118)         13.0
---------------------------- --------------- ------------ --------------- -------------- ---------------- --------------
Investment grade               77,039,617        85.7        79,973,931        85.3        (2,934,314)         76.0
---------------------------- --------------- ------------ --------------- -------------- ---------------- --------------
BB                                      0         0.0                 0         0.0                 0           0.0
B                              10,297,500        11.4        10,802,695        11.5          (505,195)         13.1
CCC or lower                    2,610,000         2.9         3,017,036         3.2          (407,036)         10.5
In or near default                 10,000         0.0            25,000         0.0           (15,000)          0.4
---------------------------- --------------- ------------ --------------- -------------- ---------------- --------------
Below investment grade         12,917,500        14.3        13,844,731        14.7          (927,231)         24.0
---------------------------- --------------- ------------ --------------- -------------- ---------------- --------------
Total                         $89,957,117       100.0%      $93,818,662       100.0%      $(3,861,545)        100.0%
---------------------------- --------------- ------------ --------------- -------------- ---------------- --------------

        At December 31, 2003, 85.7% of total securities in an unrealized loss position were rated as investment grade. Bonds rated less than investment grade were 4.8% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not consider these unrealized losses as other-than-temporary impairments.

        At December 31, 2003, securities in an unrealized loss position that were rated as below investment grade represented 14.3% of the total market value and 24.0% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $10.1 million. Bonds in an unrealized loss position rated less than investment grade were 1.9% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

                             Estimated     % Market Value  Amortized Cost    % Amortized     Unrealized      % Unrealized
                            Market Value                                         Cost           Loss             Loss
------------------------------------------------------------------------------------------------------------------------------
‹=90 days                     $2,850,000         22.1%        $2,850,638         20.6%      $      (638)         0.1%
›90 days but ‹=180 days                0          0.0                  0          0.0                 0          0.0
›180 days but ‹=270 days          10,000          0.0             25,000          0.2           (15,000)         1.6
›270 days but ‹=1 year                 0          0.0                  0          0.0                 0          0.0
›1 year but ‹=2 years                  0          0.0                  0          0.0                 0          0.0
›2 years but ‹=3 years         5,542,500         42.9          5,952,412         43.0          (409,912)        44.2
›3 years but ‹=4 years                 0          0.0                  0          0.0                 0          0.0
›4 years but ‹=5 years         4,515,000         35.0          5,016,681         36.2          (501,681)        54.1
›5 years                               0          0.0                  0          0.0                 0          0.0
------------------------------------------------------------------------------------------------------------------------------
Total                        $12,917,500        100.0%       $13,844,731        100.0%        $(927,231)       100.0%
------------------------------------------------------------------------------------------------------------------------------

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.

        During the year ended December 31, 2003, the Company recorded pretax other-than-temporary impairments in its investments of $0.3 million as compared to $4.3 million in the year ended December 31, 2002.

        As discussed earlier, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the year ended December 31, 2003, the Company sold securities in an unrealized loss position with a market value of $24.7 million resulting in a realized loss of $0.2 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

                                 Proceeds        % Proceeds    Realized Loss  % Realized Loss
----------------------------- ---------------- --------------- -------------- ----------------
‹=90 days                      $24,693,854         100.0%      $(188,562)         100.0%

Liabilities

        Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2003, the Company had $57.9 million of annuity account balances with an estimated fair value of $62.2 million (using surrender value).

        At December 31, 2002, the Company had $60.1 million of annuity account balances with an estimated fair value of $63.0 million.

        The following table sets forth the estimated fair values of the Company's annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                  Estimated Fair Values Resulting From An
                                   Immediate 1 Percentage Point Decrease
                                             In Interest Rates

                                                                                             Percent
At December 31, 2003                                                   Amount                Change
--------------------                                                   ------                -------

Annuity account balances...............................                $64,959,635              4.5%

At December 31, 2002
--------------------

Annuity account balances...............................                $65,819,278              4.5%

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

        Approximately 20% of the Company's liabilities relate to products (primary whole life insurance) the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data".

Item 8. Financial Statements and Supplementary Data

Statements of Share-Owners' Equity for the years ended

Financial Statement Schedules:
 Schedule III-- Supplementary Insurance Information......................................................      34
 Schedule IV-- Reinsurance...............................................................................      35

     All other schedules to the financial  statements  required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owners of
Protective Life and Annuity Insurance Company:

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 of the Notes to the Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

PricewaterhouseCoopers LLP
Birmingham, Alabama

March 11, 2004

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                         STATEMENTS OF INCOME

                                                                                            Year Ended December 31
                                                                               -------------------------------------------------
                                                                                     2003             2002            2001
                                                                                     ----             ----            ----

Revenues
    Premiums and policy fees..............................................     $ 72,195,967      $ 51,293,397     $ 47,707,465
    Reinsurance ceded.....................................................      (47,297,219)      (23,734,401)     (18,621,035)
                                                                               ------------      ------------     ------------
      Net of reinsurance ceded............................................       24,898,748        27,558,996       29,086,430
    Net investment income.................................................       41,295,486        36,245,837       33,876,409
    Realized investment gains (losses)....................................        3,347,309          (696,209)      (1,113,538)
    Other income..........................................................          156,495            11,087            5,731
                                                                               ------------      ------------     ------------
                                                                                 69,698,038        63,119,711       61,855,032
                                                                               ------------      ------------     ------------
Benefits and Expenses
    Benefits and settlement expenses (net of reinsurance ceded:
2003-$30,371,296; ........................................................       30,776,253        33,299,046       33,344,929
2002-$18,296,707; 2001-$13,449,131).......................................        7,890,345         8,639,183        7,034,480
    Amortization of deferred policy acquisition costs.....................
    Other operating expenses (net of reinsurance ceded: 2003-$(1,700,478);        7,802,369         7,934,561        9,189,295
                                                                               ------------      ------------     ------------
      2002-$31,857,142; 2001-397,265).....................................       46,468,967        49,872,790       49,568,704
                                                                               ------------      ------------     ------------

Income from continuing operations before income tax.......................       23,229,071        13,246,921       12,286,328
                                                                               ------------      ------------     ------------

Income Tax Expense
    Current...............................................................          702,883
    Deferred..............................................................        7,408,821         4,622,272        4,165,065
                                                                               ------------      ------------     ------------
Total Income Tax Expense..................................................        8,111,704         4,622,272        4,165,065
                                                                               ------------      ------------     ------------

Net income from continuing operations before cumulative effect of change in
accounting principle......................................................       15,117,367         8,624,649        8,121,263
Income from discontinued operations, net of income tax....................                                             158,889
Gain from sale of discontinued operations, net of income tax..............                                           1,625,000
                                                                               ------------      ------------     ------------

Net income before cumulative effect of change in accounting principle.....       15,117,367         8,624,649        9,905,152
Cumulative effect of change in accounting principle, net of income tax....                                            (284,968)
                                                                               ------------      ------------     ------------

Net income................................................................     $ 15,117,367      $  8,624,649    $   9,620,184
                                                                               ============      ============    =============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                            BALANCE SHEETS

                                                                                                           December 31
                                                                                                ----------------------------------
                                                                                                      2003             2002
                                                                                                      ----             ----

ASSETS
Investments:
     Fixed maturities, at market (amortized cost: 2003-$598,941,913; 2002 - $466,924,086)        $636,460,275      $488,701,807
     Mortgage loans on real estate.......................................................           1,393,720         1,793,590
     Other long term investments.........................................................                   0           572,818
     Policy loans........................................................................          54,066,125        54,807,151
     Short-term investments..............................................................           1,200,413       178,805,245
                                                                                                 ------------      ------------
         Total investments...............................................................         693,120,533       724,680,611
Cash                                                                                               13,052,781         1,669,532
Accrued investment income................................................................          11,116,301         8,382,989
Accounts and premiums receivable, net of allowance for uncollectible
     amounts (2003-$7,000; 2002-$7,000)..................................................             530,133           325,479
Reinsurance receivables..................................................................          61,159,477        92,256,257
Deferred policy acquisition costs........................................................          95,168,662       104,779,582
Other assets.............................................................................              14,897            21,955
Assets related to separate accounts
     Variable annuity....................................................................          10,987,259         8,382,367
                                                                                                 ------------      ------------
                                                                                                 $885,150,043      $940,498,772
                                                                                                 ============      ============

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims...................................................        $496,884,724      $517,624,864
     Unearned premiums...................................................................          13,824,017        26,349,028
                                                                                                 ------------      ------------
                                                                                                  510,708,741       543,973,892
Annuity account balances.................................................................          57,894,232        60,080,082
Other policyholders' funds...............................................................           2,695,070         6,025,066
Funds held-coinsurance...................................................................          46,762,354        89,552,015
Other liabilities........................................................................          15,506,447        14,214,260
Accrued income taxes.....................................................................             702,883                 0
Deferred income taxes....................................................................          36,842,882        25,533,038
Liabilities related to separate accounts
     Variable annuity....................................................................          10,987,259         8,382,367
                                                                                                 ------------      ------------
        Total liabilities................................................................         682,099,868       747,760,720
                                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES-- NOTE 5

SHARE-OWNERS' EQUITY
Preferred Stock, $1.00 par value, shares
    authorized, issued and outstanding:  2,000...........................................               2,000             2,000
Common Stock, $10.00 par value
    Shares authorized: 2003 and 2002 - 500,000
    Shares issued and outstanding: 2003 and 2002 - 250,000...............................           2,500,000         2,500,000
Additional paid-in capital...............................................................         171,386,324       171,386,324
Retained earnings........................................................................          12,410,533         9,343,166
Accumulated other comprehensive income:
  Net unrealized gains on investments
     (net of income tax: 2003-$9,019,940; 2002-$5,118,918)...............................          16,751,318         9,506,562
                                                                                                 ------------      ------------
     Total share-owners' equity..........................................................         203,050,175       192,738,052
                                                                                                 ------------      ------------
                                                                                                 $885,150,043      $940,498,772
                                                                                                 ============      ============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                  STATEMENTS OF SHARE-OWNERS' EQUITY

                                                                                                                 Net
                                                                                                              Unrealized
                                                                               Additional                       Gains            Total
                                                     Preferred     Common        Paid-In       Retained      (Losses) On     Share-Owners'
                                                       Stock        Stock        Capital       Earnings      Investments        Equity
                                                     ---------   ----------   ------------    -----------    ------------    -------------

    Balance, December 31, 2000..................        $2,000   $2,500,000   $101,386,324    $18,748,333     $(3,268,198)   $119,368,459
                                                                                                                             ------------
          Net income for 2001...................                                                9,620,184                       9,620,184
          Change in net unrealized gains/losses on
           investments
           (net of income tax:  $2,502,598).....                                                                4,647,682       4,647,682
          Reclassification adjustment for amounts
           included in net income
          (net of income tax:  $389,738)........                                                                  723,800         723,800
          Transition adjustment on derivative
           financial instruments (net of income
           tax: $153,444).......................                                                                  284,968         284,968
                                                                                                                             ------------
          Comprehensive income for 2001.........                                                                               15,276,634
                                                                                                                             ------------
          Common dividends ($47.60 per share)...                                              (11,900,000)                    (11,900,000)
          Preferred dividends ($500.00 per share)                                              (1,000,000)                     (1,000,000)
                                                      ---------  ----------   ------------    -----------    ------------    -------------
    Balance, December 31, 2001                           2,000   2,500,000    101,386,324     15,468,517       2,388,252     121,745,093
                                                                                                                             ------------
          Net income for 2002...................                                                8,624,649                       8,624,649
          Change in net unrealized gains/losses on
           investments
           (net of income tax: $3,589,263)......                                                                6,665,774       6,665,774
          Reclassification adjustment for amounts
           included in net income
           (net of income tax: $243,673)........                                                                  452,536         452,536
                                                                                                                             ------------
          Comprehensive income for 2002.........                                                                               15,742,959
                                                                                                                             ------------
          Common dividends ($58.80 per share)...                                              (14,700,000)                    (14,700,000)
          Preferred dividends ($25 per share)...                                                  (50,000)                        (50,000)
          Capital contribution..................                                70,000,000                                     70,000,000
                                                      ---------  ----------   ------------    -----------    ------------    -------------
    Balance, December 31, 2002..................         2,000    2,500,000    171,386,324      9,343,166       9,506,562     192,738,052
                                                                                                                             ------------
          Net income for 2003...................                                               15,117,367                      15,117,367
          Change in net unrealized gains/losses on
           investments
           (net of income tax: $5,072,581)......                                                                9,420,507       9,420,507
          Reclassification adjustment for amounts
           included in net income
           (net of income tax: $(1,171,558))                                                                   (2,175,751)     (2,175,751)
                                                                                                                             ------------
          Comprehensive income for 2003.........                                                                               22,362,123
                                                                                                                             ------------
          Common dividends ($48.20 per share)...                                              (12,050,000)                    (12,050,000)
                                                      ---------  ----------   ------------    -----------    ------------    -------------
    Balance, December 31, 2003..................         $2,000  $2,500,000   $171,386,324    $12,410,533     $16,751,318    $203,050,175
                                                      =========  ==========   ============    ===========    ============    =============

                                                  See notes to financial statements.

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                       STATEMENTS OF CASH FLOWS

                                                                                      ----------------------------------------------------
                                                                                                    Year Ended December 31
                                                                                      ----------------------------------------------------
                                                                                            2003              2002             2001
                                                                                            ----              ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................      $   15,117,367    $    8,624,649    $    9,620,184
Adjustments to reconcile net income to net cash provided by operating activities:
    Realized investment losses (gains)..........................................          (3,347,309)          696,209         1,113,538
    Amortization of deferred policy acquisition costs...........................           7,890,345         8,639,183         7,034,480
    Capitalization of deferred policy acquisition costs.........................          (2,813,504)       (2,161,267)       (1,792,738)
    Gain on sale of discontinued operations.....................................                   0                 0        (1,625,000)
    Deferred income taxes.......................................................           7,408,821         4,622,272         5,121,553
    Interest credited to universal life and investment products.................          21,321,965        29,693,764        37,752,197
    Policy fees assessed on universal life and investment products..............         (33,916,456)      (34,641,740)      (36,063,990)
    Change in accrued investment income and other receivables...................          28,158,814       (64,001,084)       (2,959,990)
    Change in policy liabilities and other policyholder funds of traditional life
     and health products........................................................         (40,194,549)       70,326,971         1,495,557
    Change in funds held-coinsurance............................................         (42,789,661)       86,607,188          (239,299)
    Change in other liabilities.................................................           1,292,187          (231,372)       (3,579,771)
    Other (net).................................................................               7,058            (2,266)       (1,013,986)
                                                                                       -------------     -------------    --------------
Net cash (used in) provided by operating activities.............................         (41,864,922)      108,172,507        14,862,735
                                                                                       -------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments available for sale, net of short-term investments
    Maturities and principal reductions of investments..........................          94,119,188        54,755,061        24,176,348
    Sale of investments.........................................................          81,324,718        80,524,090       103,550,588
    Cost of investments acquired................................................        (303,472,324)     (155,307,511)     (140,629,695)
Decrease in mortgage loans, net.................................................             399,870           923,905           497,849
Decrease (Increase) in policy loans, net........................................             741,026          (242,135)          (99,123)
Decrease (Increase) in other long-term investments, net.........................             572,818          (102,788)         (470,030)
Decrease (Increase) in short-term investments, net..............................         177,604,832      (166,805,245)       (8,000,000)
                                                                                       -------------     -------------    --------------
Net cash provided by (used in) investing activities.............................          51,290,128      (186,254,623)      (20,974,063)
                                                                                       -------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to share owners.......................................................         (12,050,000)      (14,750,000)      (12,900,000)
Capital contribution............................................................                   0        70,000,000                 0
Investment product deposits and change in universal life deposits...............          23,487,618        69,229,610        56,941,071
Investment product withdrawals..................................................          (9,479,575)      (49,012,219)      (34,810,896)
                                                                                       -------------     -------------    --------------
Net cash provided by financing activities.......................................           1,958,043        75,467,391         9,230,175
                                                                                       -------------     -------------    --------------

INCREASE (DECREASE) IN CASH.....................................................          11,383,249        (2,614,725)        3,118,847
CASH AT BEGINNING OF YEAR.......................................................           1,669,532         4,284,257         1,165,410
                                                                                       -------------     -------------    --------------
CASH AT END OF YEAR.............................................................   $      13,052,781  $      1,669,532  $      4,284,257
                                                                                       =============     =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     There was no cash paid during any of the periods  presented related to interest on indebtedness or income taxes.

                                                  See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying financial statements of Protective Life and Annuity Insurance Company (“the Company”) are prepared on the basis of accounting principles generally accepted in the United States of America. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note 2.)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137,138, and 149, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instruments. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $0.3 million and a cumulative after-tax increase to other comprehensive income of $0.3 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. The adoption of SFAS No. 133 has introduced volatility into the Company’s reported net income and other comprehensive income depending on market conditions and the Company’s hedging activities.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46 is March 31, 2004, for the Company. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial position or results of operations.

        On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B36, “Embedded Certain Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as invested assets the third-party securities to which the creditor is exposed. The adoption did not have a material impact on its financial condition or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Although the original intent of SOP 03-1 was to address the accounting for contract provisions not addressed by SFAS No. 97, such as guaranteed minimum death benefits within a variable annuity contract, it appears that SOP 03-1 contains language that may impact the accounting for universal life products in a material way. The life insurance industry and some insurance companies have filed letters with the American Institute of Certified Public Accountants seeking clarification, guidance, delay and/or revision to more appropriately reflect the underlying economic issues of universal life insurance products. The Company is currently evaluating the impact of SOP 03-1 on the accounting for its universal life products.

INVESTMENTS

        The Company has classified all of its investments in fixed maturities and short-term investments as “available for sale.”

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

•	Fixed maturities (bonds) – at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Mortgage loans – at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

•	Policy loans – at unpaid balances.

•	Other long-term investments – at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments – at cost, which approximates current market value.

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

        The market values of fixed maturities increase or decrease as interest rates fall or rise. As prescribed by generally accepted accounting principles investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity.

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

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 2.6% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8.0%. The unamortized present value of future profits was approximately $100.1 million and $106.5 million at December 31, 2003 and 2002, respectively. During 2003, $6.4 million of present value of future profits was amortized. During 2002, $7.2 million of present value of future profits was amortized. No amounts were capitalized during 2003 or 2002.

        The expected amortization of the present value of future profits for the next five years is as follows:

                                                                     Expected
                                            Year                   Amortization
                                            ----                   -------------

                                            2004                     $5,553,514
                                            2005                      5,576,901
                                            2006                      5,698,837
                                            2007                      5,910,611
                                            2008                      6,155,289

SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying financial statements.

REVENUES AND BENEFITS EXPENSE

Traditional Life, Health, and Credit Insurance Products

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

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2003 were 7.34%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

        Activity in the liability for unpaid claims is summarized as follows:

                                                                              2003            2002            2001
                                                                              ----            ----            ----
          Balance beginning of year..............................        $  7,834,114    $  7,074,480    $  7,372,438
             Less reinsurance....................................           2,339,338       1,459,829       1,954,392
                                                                         ------------    ------------    ------------

          Net balance beginning of year..........................           5,494,776       5,614,651       5,418,046
                                                                         ------------    ------------    ------------

          Incurred related to:
          Current year...........................................          13,466,361      11,448,215      11,883,729
          Prior year.............................................             776,513         181,838         584,972
                                                                         ------------    ------------    ------------
             Total incurred......................................          14,242,874      11,630,053      12,468,701
                                                                         ------------    ------------    ------------

          Acquisitions and reserve transfers.....................                                            (662,216)

          Paid related to:
          Current year...........................................          13,396,238      10,612,857       9,454,229
          Prior year.............................................             991,334       1,137,071       2,155,651
                                                                         ------------    ------------    ------------
             Total paid..........................................          14,387,572      11,749,928      11,609,880
                                                                         ------------    ------------    ------------

          Net balance end of year................................           5,350,078       5,494,776       5,614,651
             Plus reinsurance....................................           4,616,804       2,339,338       1,459,829
                                                                         ------------    ------------    ------------
          Balance end of year....................................        $  9,966,882    $  7,834,114    $  7,074,480
                                                                         ============    ============    ============

Universal Life and Investment Products

        Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life ranged from 4.6% to 6.5% and investment products ranged from 2.6% to 4.8% in 2003.

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

DISCONTINUED OPERATIONS

        On December 31, 2001, PLC completed the sale to Fortis, Inc. of substantially all of its Dental Division, and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines.

        The operating results and charges related to the sale of the Dental division and discontinuance of other related operations at December 31 are as follows:

                                               2003               2002              2001
---------------------------------------- ------------------ ----------------- -----------------
Total revenues                                $   0             $    0        $    970,192
---------------------------------------- ------------------ ----------------- -----------------
Income before income taxes
      from discontinued operations            $   0             $    0        $    240,377
Income tax (expense) benefit                                                       (81,488)
---------------------------------------- ------------------ ----------------- -----------------
Income from discontinued operations           $   0             $    0        $    158,889
---------------------------------------- ------------------ ----------------- -----------------
Gain from sale of discontinued
      operations before income tax                                            $  2,500,000
Income tax expense related to sale                                                 875,000
---------------------------------------- ------------------ ----------------- -----------------
Gain from sale of
      discontinued operations                                                 $  1,625,000
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

Note 2 —STATUTORY REPORTING PRACTICES

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

        The net income and share-owners’ equity prepared in conformity with statutory reporting practices as compared to that reported in the accompanying financial statements are as follows:

                                                           Net Income                               Share-Owners' Equity
                                              ----------------------------------------  --------------------------------------------
                                                  2003          2002          2001          2003            2002           2001
                                                  ----          ----          ----          ----            ----           ----

     In conformity with statutory reporting
        practices...........................   $23,154,434   $10,879,132   $13,895,381  $108,738,317    $102,550,549   $  34,354,020
     In conformity with generally accepted
        accounting principles...............   $15,117,367  $  8,624,649  $  9,620,184  $203,050,175    $192,738,052   $ 121,745,093

Note 3 — INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                              2003            2002            2001
                                                                              ----            ----            ----

                Fixed maturities...................................       $38,891,316     $33,778,487     $31,496,317
                Mortgage loans.....................................           113,288         170,428         282,544
                Policy loans.......................................         3,703,603       3,748,912       3,691,041
                Other, principally short-term investments..........           460,662         312,989         236,511
                                                                          -----------     -----------     -----------
                                                                           43,168,869      38,010,816      35,706,413
                Investment expenses................................        (1,873,383)     (1,764,979)     (1,830,004)
                                                                          -----------     -----------     -----------
                                                                          $41,295,486     $36,245,837     $33,876,409
                                                                          ===========     ===========     ===========

Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                              2003            2002             2001
                                                                              ----            ----             ----

                 Fixed maturities..................................       $2,645,663       $(480,629)     $(1,113,538)
                 Short-term investments............................          701,646        (215,580)               0
                                                                          -----------     -----------     -----------
                                                                          $3,347,309       $(696,209)     $(1,113,538)
                                                                          ===========     ===========     ===========

        In 2003, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were approximately $3.6 million and gross losses were approximately $0.3 million. In 2002, gross gains were approximately $2.1 million and gross losses were approximately $2.8 million. In 2001, gross gains were approximately $1.1 million and gross losses were approximately $2.2 million.

        Each quarter the Company reviews investments with material unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2003, 2002, and 2001, the Company recorded other-than-temporary impairments in its investments of $0.3 million, $4.3 million, and $1.9 million, respectively.

        The amortized cost and estimated market values of the Company’s investments classified as available for sale at December 31 are as follows:

                                                                         Gross             Gross            Estimated
                                                   Amortized          Unrealized        Unrealized            Market
     2003                                            Cost                Gains            Losses              Values
     ----                                       --------------    --------------    --------------    -----------------
     Fixed maturities:
     Bonds:
        Mortgage-backed securities............    $  42,286,991       $   931,855      $   (130,262)      $ 43,088,584
        United States Government and
        authorities...........................        7,702,497           155,328              (516)         7,857,309
        Public utilities......................      123,694,171         6,064,624        (2,018,769)       127,740,026
        All other corporate bonds.............      425,258,254        34,228,100        (1,711,998)       457,774,356
                                                  -------------      ------------      ------------      -------------
                                                    598,941,913        41,379,907        (3,861,545)       636,460,275
     Short-term investments...................        1,200,413                 0                 0          1,200,413
                                                  -------------      ------------      ------------      -------------
                                                   $600,142,326       $41,379,907       $(3,861,545)      $637,660,688
                                                  =============      ============      ============      =============

                                                                         Gross             Gross            Estimated
                                                   Amortized          Unrealized        Unrealized            Market
     2002                                            Cost                Gains            Losses              Values
     ----                                       --------------    --------------    --------------    -----------------
     Fixed maturities:
     Bonds:
        Mortgage-backed securities............    $  17,963,051       $   995,934      $          0       $ 18,958,985
        United States Government and
        authorities...........................        8,822,336           268,990                 0          9,091,326
        Public utilities......................       76,359,211         2,799,099        (3,751,446)        75,406,864
        All other corporate bonds.............      363,779,488        28,095,926        (6,630,782)       385,244,632
                                                  -------------      ------------      ------------      -------------
                                                    466,924,086        32,159,949       (10,382,228)       488,701,807
     Short-term investments...................      178,805,245                 0                 0        178,805,245
                                                  -------------      ------------      ------------      -------------
                                                   $645,729,331       $32,159,949      $(10,382,228)      $667,507,052
                                                  =============      ============      ============      =============

        The amortized cost and estimated market value of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                                      Estimated
                                                                  Amortized            Market
                                                                     Cost              Values
                                                                ---------------    ----------------
      2003
      ----

      Due in one year or less..........................          $ 19,312,655       $ 19,753,878
      Due after one year through five years............            94,436,372         98,721,456
      Due after five years through ten years...........           185,417,918        198,465,765
      Due after ten years..............................           299,774,968        319,519,176
                                                                 ------------       ------------
                                                                 $598,941,913       $636,460,275
                                                                 ============       ============

        The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2003.

                                              Less Than 12 Months           12 Months or More                Total
                                            -------------------------    ------------------------    -----------------------
                                              Market      Unrealized        Market     Unrealized       Market    Unrealized
                                               Value         Loss            Value        Loss          Value        Loss
                                            ------------  ------------    ------------ -----------    ----------- ------------
    Mortgage-backed securities............  $ 8,220,630  $  (130,262)     $         0  $       0      $ 8,220,630 $  (130,262)
    US Government.........................      113,281         (516)               0          0          113,281        (516)
    Public Utilities......................   40,721,844   (1,874,211)       3,807,500   (144,558)      44,529,344  (2,018,769)
    Other Corporate bonds.................   30,843,862     (944,962)       6,250,000   (767,037)      37,093,862  (1,711,999)
                                            -----------  ------------     ------------ -----------    ----------- ------------
                                            $79,899,617  $(2,949,951)     $10,057,500  $(911,595)     $89,957,117 $(3,861,546)
                                            ===========  ============     ============ ===========    =========== ============

        The Company considers the impairment of securities that have been in an unrealized loss position for less than 12 months to be temporary. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until maturity.

        The corporate bonds category has gross unrealized losses, in an unrealized loss position for greater than 12 months, of $0.8 million at December 31, 2003. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information.

        At December 31, 2003 and 2002, the Company had bonds which were rated less than investment grade of $33.4 million and $27.7 million, respectively, having an amortized cost of $31.8 million and $32.9 million, respectively. Approximately $89.5 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturities for the years ended December 31 is summarized as follows:

                                                              2003            2002           2001
                                                              ----            ----           ----

     Fixed maturities                                    $10,231,417     $12,109,764     $8,309,103

        At December 31, 2003, 99% of the Company's mortgage loans were commercial loans of which 72% were retail, and 27% were office buildings. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. All of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Tennessee, Florida, Arkansas and Texas.

        At December 31, 2003, the average mortgage loan was $0.3 million, and the weighted average interest rate was 8.2%. The largest single mortgage loan was $1.0 million.

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

        Policy loan interest rates generally range from 4.5% to 8.0%.

Note 4-- FEDERAL INCOME TAXES

        The Company's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                                   2003         2002       2001
                                                                                   ----         ----       ----

Statutory federal income tax rate applied to pretax income.........                35.0%        35.0%      35.0%
Tax-exempt interest................................................                (0.1)        (0.1)
Other adjustments..................................................                                        (1.1)
                                                                                   ----         ----       ----
Effective income tax rate..........................................                34.9%        34.9%      33.9%
                                                                                   ====         ====       ====

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                               2003           2002            2001
                                                                               ----           ----            ----

          Deferred policy acquisition costs............................  $ 6,813,224    $(8,924,591)   $ 10,448,277
          Benefit and other policy liability changes...................    2,896,389     15,201,433      (6,335,100)
          Temporary differences of investment income...................   (1,503,693)    (1,654,570)         51,888
          Other .......................................................     (797,099)
                                                                         -----------    -----------    ------------
                                                                         $ 7,408,821    $ 4,622,272    $  4,165,065
                                                                         ===========    ===========    ============

        The components of the Company’s net deferred income tax liability as of December 31 were as follows:

                                                                                2003            2002
                                                                                ----            ----

            Deferred income tax assets:
                 Policy and policyholder liability reserves...............  $  3,364,248   $  6,260,637
                 Unrealized (gains) losses on investments.................    (6,041,629)    (3,644,299)
                                                                            ------------    -----------
                                                                              (2,677,381)     2,616,338
                                                                            ------------    -----------
            Deferred income tax liabilities:
                 Deferred policy acquisition costs........................    34,322,937     27,509,713
                 Other....................................................      (157,436)       639,663
                                                                            ------------    -----------
                                                                              34,165,501     28,149,376
                                                                            ------------    -----------
                 Net deferred income tax liability........................   $36,842,882    $25,533,038
                                                                            ============    ===========

        The Company’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2003, $702,883 was payable to PLC for income tax liabilities. At December 31, 2002 no amounts were payable to PLC for income tax liabilities.

Note 5 — COMMITMENTS AND CONTINGENT LIABILITIES

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note 6 — SHARE-OWNERS’ EQUITY AND RESTRICTIONS

        Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 2003, approximately $84.8 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2004 is estimated to be $23.1 million.

Note 7 — PREFERRED STOCK

        The Company’s preferred stock pays, when and if declared, noncumulative participating dividends to the extent the Company’s statutory earnings for the immediately preceding year exceeded $1.0 million. No preferred dividends were paid in 2003. In 2002, the Company paid $50,000 of preferred dividends. In 2001, the Company paid $1.0 million of preferred dividends.

Note 8 — RELATED PARTY MATTERS

        The Company has no employees; therefore, the Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $9.6 million in 2003, $8.4 million in 2002, and $8.6 million in 2001.

        Receivables from and payables to related parties consisted of receivables from and payables to affiliates under control of PLC in the amount of a $7.5 million payable at December 31, 2003 and a $6.5 million payable at December 31, 2002. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Protective and the Company entered into a guaranty agreement on October 27, 1993, whereby Protective guaranteed the payment of all insurance policy claims made by the holders or beneficiaries of any of the Company’s policies which were issued after the date of the guaranty agreement in accordance with the terms of said policies. Total liabilities for policies covered by this agreement were $100.4 million and $108.8 million at December 31, 2003 and 2002, respectively.

        Protective and the Company also entered into a guaranty agreement on December 31, 1995, whereby Protective guaranteed that the Company will perform all of the obligations of Protective pursuant to the terms and conditions of an indemnity coinsurance agreement between Protective and an unaffiliated life insurance company. Total liabilities related to this coinsurance agreement were $9.4 million and $9.7 million at December 31, 2003 and 2002, respectively.

Note 9 — OPERATING SEGMENTS

        PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

o	The Company became involved with PLC’s Life Marketing segment beginning in 2002. PLC’s Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

o	The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

o	The Annuities segment manufactures, sells, and supports fixed annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. Beginning in 2003, the Company no longer markets variable annuity products.

o	The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobile and marine vehicles.

o	The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital).

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the recognition of income tax expense and income from discontinued operations and cumulative effect of change in accounting. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                                       Corporate
                                   Life                          Asset                    and
Operating Segment Income           Marketing    Acquisitions   Protection   Annuities    Other     Adjustments       Total
-----------------------------------------------------------------------------------------------------------------------------

2003
Premiums and policy fees......... $ 3,569,913   $ 39,619,941 $ 28,719,566  $  286,547                            $ 72,195,967
Reinsurance ceded................  (3,351,825)   (18,675,274) (25,270,120)                                        (47,297,219)
-----------------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded.........     218,088     20,944,667    3,449,446     286,547                              24,898,748
Net investment income............      38,387     29,143,524      499,944   3,720,590 $7,893,041                   41,295,486
Realized investment gains........                                             262,490  3,084,819                    3,347,309
Other income (loss)..............                     (5,045)                  24,909    136,631                      156,495
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues.............     256,475     50,083,146    3,949,390   4,294,536 11,114,491                   69,698,038
-----------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses.      (4,920)    24,672,248    2,374,123   3,734,802                              30,776,253
Amortization of deferred policy
      acquisition costs..........     335,099      6,461,913      778,226     315,107                               7,890,345
Other operating expenses.........    (844,963)     8,258,319      157,789     171,779     59,445                    7,802,369
-----------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses    (514,784)    39,392,480    3,310,138   4,221,688     59,445                   46,468,967
-----------------------------------------------------------------------------------------------------------------------------
Income before income tax.........     771,259     10,690,666      639,252      72,848 11,055,046                   23,229,071
Less: realized investment gains..                                             262,490  3,084,819
-----------------------------------------------------------------------------------------------------------------------------
Operating income                      771,259     10,690,666      639,252    (189,642) 7,970,227
Income tax expense...............                                                                    $8,111,704     8,111,704
                                                                                                                --------------
Net Income ......................                                                                                $ 15,117,367
                                                                                                                 ============

2002
Premiums and policy fees......... $ 1,026,426   $ 43,313,961 $  6,799,480  $  153,530                            $ 51,293,397
Reinsurance ceded................    (883,972)   (19,505,909)  (3,344,520)                                        (23,734,401)
-----------------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded.........     142,454     23,808,052    3,454,960     153,530                              27,558,996
Net investment income............       8,123     30,989,460      571,275   3,729,514 $  947,465                   36,245,837
Realized investment gains(losses)                                              79,719   (775,928)                    (696,209)
Other income (loss)..............                      5,072                    6,015                                  11,087
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues.............     150,577     54,802,584    4,026,235   3,968,778    171,537                   63,119,711
-----------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses      186,800     27,513,318    2,087,070   3,511,858    171,537                   33,299,046
Amortization of deferred policy
      acquisition costs..........      76,132      7,225,750      669,620     667,681                               8,639,183
Other operating expenses.........    (254,425)     8,330,634     (324,360)    246,104    (63,392)                   7,934,561
-----------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses       8,507     43,069,702    2,432,330   4,425,643    (63,392)                  49,872,790
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax..     142,070     11,732,882    1,593,905    (456,865)   234,929                   13,246,921
Less: realized investment gains
     (losses)                                                                  79,719   (775,928)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                      142,070     11,732,882    1,593,905    (536,584) 1,010,857
Income tax expense...............                                                                    $4,622,272     4,622,272
                                                                                                                --------------
Net Income ......................                                                                               $   8,624,649
                                                                                                                ==============

2001
Premiums and policy fees.........               $ 43,891,160   $3,661,007  $  155,298                           $  47,707,465
Reinsurance ceded................                (18,681,820)      60,785                                         (18,621,035)
------------------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded.........                 25,209,340    3,721,792     155,298                              29,086,430
Net investment income............                 29,892,723      606,345   1,909,607 $1,467,734                   33,876,409
Realized investment gains (losses)                                                    (1,113,538)                  (1,113,538)
Other income (loss)..............                        244                    5,487                                   5,731
------------------------------------------------------------------------------------------------------------------------------
      Total revenues.............                 55,102,307    4,328,137   2,070,392    354,196                   61,855,032
------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses.                 28,533,646    2,567,742   2,243,541                              33,344,929
Amortization of deferred policy
      acquisition costs..........                  6,092,729      694,491     247,260                               7,034,480
Other operating expenses.........                  8,937,528       89,248     226,297    (63,778)                   9,189,295
------------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                 43,563,903    3,351,481   2,717,098    (63,778)                  49,568,704
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax..                 11,538,404      976,656    (646,706)   417,974                   12,286,328
Less:  realized investment gains
      (losses)                                                                        (1,113,538)
------------------------------------------------------------------------------------------------------------------------------
Operating income.................                 11,538,404      976,656    (646,706) 1,531,512
Income tax expense...............                                                                    $4,165,065     4,165,065
Discontinued operations, net of
     income tax..................                                                                     1,783,889     1,783,889
Change in accounting principle,
     net of income tax...........                                                                      (284,968)     (284,968)
                                                                                                                 -------------
Net Income.......................                                                                                $  9,620,184
                                                                                                                 =============

                                  Life                       Asset                     Corporate
Operating Segment Assets       Marketing   Acquisitions   Protection     Annuities     and Other    Adjustments       Total
------------------------------------------------------------------------------------------------------------------------------
2003
Investments and other assets..... $3,114,579  $580,346,285  $43,040,563    $57,121,591   $106,236,317  $   122,046   $789,981,381
Deferred policy acquisition costs. 2,114,680    89,265,855    1,495,557      2,292,570                                 95,168,662
---------------------------------------------------------------------------------------------------------------------------------
Total assets..................... $5,229,259  $669,612,140  $44,536,120    $59,414,161   $106,236,317  $   122,046   $885,150,043
=================================================================================================================================

2002
Investments and other assets......$  689,662  $590,688,434  $81,335,035    $59,234,421   $100,048,550   $3,723,088   $835,719,190
Deferred policy acquisition costs.   583,131   100,007,935    1,607,207      2,581,309                                104,779,582
---------------------------------------------------------------------------------------------------------------------------------
Total assets.................     $1,272,793  $690,696,369  $82,942,242    $61,815,730   $100,048,550   $3,723,088   $940,498,772
=================================================================================================================================

Note 10 — REINSURANCE

        The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company’s new life insurance and credit insurance sales is being reinsured. The Company reviews the financial condition of its reinsurers.

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

        The Company has reinsured approximately $7.0 billion, $6.6 billion, and $4.9 billion in face amount of life insurance risks with other insurers representing $18.5 million, $18.1 million, and $17.6 million of premium income for 2003, 2002, and 2001, respectively. The Company has also reinsured accident and health risks representing $(2.8) million, $0.8 million, and $0.1 million of premium income for 2003, 2002, and 2001, respectively. In 2003 and 2002, policy and claim reserves relating to insurance ceded of $57.1 million and $89.9 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2003 and 2002, the Company had paid $4.6 million and $2.3 million, respectively, of ceded benefits which are recoverable from reinsurers.

        Approximately 28% and 16% of the reinsurance receivable balances at December 31, 2003 and 2002, respectively, relate to one unaffiliated insurance company rated “A+” (Superior) by the A. M. Best Company, an independent rating organization. Another $34.7 million or 57% and $73.1 million or 70% of the reinsurance receivable balances at December 31, 2003 and 2002, respectively relates to Protective.

Note 11 — ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 are as follows:

                                                              2003                                  2002
                                                 --------------------------------      -------------------------------
                                                                    Estimated                            Estimated
                                                    Carrying           Fair               Carrying          Fair
                                                     Amount           Values               Amount          Values

Assets (see Notes 1 and 3):
Investments:
     Fixed maturities......................       $636,460,275    $636,460,275          $488,701,807   $488,701,807
     Mortgage loans on real estate.........          1,393,720       1,428,543             1,793,590      1,863,134
     Short-term investments................          1,200,413       1,200,413           178,805,245    178,805,245
Cash                                                13,052,781      13,052,781             1,669,532      1,669,532
Liabilities (see Note 1):
     Annuity account balances..............         57,894,232      62,162,330            60,080,082     62,984,955

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
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

---------------------------- ------------- ------------ ----------- ------------- ----------- ----------- ------------ ------------ -------------
          COL. A                COL. B       COL. C       COL. D       COL. E       COL. F      COL. G      COL. H       COL. I        COL. J
---------------------------- ------------- ------------ ----------- ------------- ----------- ----------- ------------ ------------ -------------

                                             Future                   Annuity        Net                               Amortization
                               Deferred      Policy              Account Balances  Premiums                Benefits    of Deferred
                                Policy      Benefits                 and Other       and         Net          and        Policy        Other
                             Acquisition       and       Unearned   Policyholders'  Policy    Investment  Settlement   Acquisition   Operating
          Segment                Costs        Claims     Premiums        Funds        Fees    Income (1)   Expenses        Costs    Expenses (1)
-------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 2003
  Life Marketing...........  $ 2,114,680  $  3,110,738$          0 $      3,841  $   218,088 $    38,387 $    (4,920)  $  335,099   $ (844,963)
  Acquisitions.............   89,265,855   462,928,399      39,188    4,931,676   20,944,667  29,143,524  24,672,248    6,461,913    8,258,319
  Asset Protection.........    1,495,557    28,646,283  13,784,829      609,451    3,449,446     499,944   2,374,123      778,226      157,789
  Annuities................    2,292,570     2,077,258           0   55,044,334      286,547   3,720,590   3,734,802      315,107      171,779
  Corporate and Other......            0             0           0            0            0   7,893,041           0            0       59,445
  Adjustments (2)..........            0       122,046           0            0            0           0           0            0            0
-------------------------------------------------------------------------------------------------------------------------------------------------
     TOTAL.................  $95,168,662  $496,884,724 $13,824,017 $ 60,589,302 $ 24,898,748 $41,295,486 $30,776,253   $7,890,345   $7,802,369
=================================================================================================================================================

Year Ended
December 31, 2002
  Life Marketing..........   $   583,131   $   689,662  $        0  $         0   $  142,454  $    8,123  $   186,800  $   76,132   $  (254,425)
  Acquisitions............   100,007,935   460,211,404      43,965    4,841,464   23,808,052  30,989,460   27,513,318   7,225,750     8,330,634
  Asset Protection........     1,607,207    54,415,603  26,305,063      614,369    3,454,960     571,275    2,087,070     669,620      (324,360)
  Annuities...............     2,581,309     1,962,360           0   57,272,062      153,530   3,729,514    3,511,858     667,681       246,104
  Corporate and Other.....             0             0           0            0            0     947,465            0           0       (63,392)
  Adjustments (2).........             0       345,835           0    3,377,253            0           0            0           0             0
-------------------------------------------------------------------------------------------------------------------------------------------------
      TOTAL...............  $104,779,582  $517,624,864 $26,349,028  $66,105,148  $27,558,996 $36,245,837  $33,299,046  $8,639,183    $7,934,561
=================================================================================================================================================
Year Ended
December 31, 2001
  Acquisitions............                                                       $25,209,340 $29,892,723  $28,533,646  $6,092,729    $8,937,528
  Asset Protection........                                                         3,721,792     606,345    2,567,742     694,491        89,248
  Annuities...............                                                           155,298   1,909,607    2,243,541     247,260       226,297
  Corporate and Other.....                                                                 0   1,467,734            0           0       (63,778)
-------------------------------------------------------------------------------------------------------------------------------------------------
      TOTAL...............                                                        $29,086,430 $33,876,409 $33,344,929  $7,034,480    $9,189,295
=================================================================================================================================================

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

                                                       SCHEDULE IV-- REINSURANCE
                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

------------------------------------------------------------ -------------- -------------- --------------- ------------- -------------
                          COL. A                                COL. B         COL. C          COL. D         COL. E        COL. F
------------------------------------------------------------ -------------- -------------- --------------- ------------- -------------

                                                                                                                          Percentage
                                                                               Ceded to       Assumed                     of Amount
                                                                Gross           Other        from Other        Net         Assumed
                                                                Amount        Companies      Companies        Amount        to Net

    Year Ended December 31, 2003:
       Life insurance in force(1) ...................        $  2,448,523    $ 7,022,711   $  6,147,583 $   1,573,395      390.7%
====================================================================================================================================

    Premiums and policy fees:
       Life insurance................................        $  7,116,906    $50,146,129   $ 66,002,444  $ 22,973,221      287.3%
       Accident and health insurance.................           2,513,551     (2,848,910)    (3,436,934)    1,925,527       -
-----------------------------------------------------------------------------------------------------------------------
          TOTAL......................................        $  9,630,457    $47,297,219   $ 62,565,510  $ 24,898,748
=======================================================================================================================

    Year Ended December 31, 2002:
       Life insurance in force(1) ...................        $  1,045,749    $ 6,646,105   $  7,207,124  $  1,606,768      448.5%
===================================================================================================================================

    Premiums and policy fees:
       Life insurance................................        $  6,379,102   $22,962,666   $  42,221,864   $25,638,300       164.7%
       Accident and health insurance.................           3,131,323       771,735        (438,892)    1,920,696        -
-----------------------------------------------------------------------------------------------------------------------
          TOTAL......................................        $  9,510,425   $23,734,401   $  41,782,972  $ 27,558,996
=======================================================================================================================

    Year Ended December 31, 2001:
       Life insurance in force(1) .....................      $    337,079   $ 4,865,367   $   6,087,816  $  1,559,528        390.4%
====================================================================================================================================

    Premiums and policy fees:
       Life insurance..................................      $  6,006,689   $18,481,015   $  39,585,878  $ 27,111,552        146.0%
       Accident and health insurance...................         2,106,881       140,020           8,017     1,974,878          0.4%
-----------------------------------------------------------------------------------------------------------------------
          TOTAL........................................      $  8,113,570   $18,621,035   $  39,593,895  $ 29,086,430
=======================================================================================================================

(1) Dollars in thousands

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

Item 9a. Controls and Procedures

        Under the direction of our President (Principal Executive Officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

        The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2003 and 2002 with respect to various services provided to PLC and its subsidiaries.

                                            2003                2002
               --------------------------------------------------------------
                Audit                   $1.8 Million        $1.9 Million
                Audit Related            0.1 Million         0.3 Million
                Tax                      1.3 Million         0.9 Million
                All Other                0.0 Million         0.3 Million
               --------------------------------------------------------------
                Total                   $3.2 Million        $3.4 Million
               --------------------------------------------------------------

        Audit fees were for professional services rendered for the audits of the consolidated financial statements of Protective, statutory audits of subsidiaries, issuance of comfort letters, consents, income tax provision audit procedures, and assistance with review of documents filed with the SEC and other regulatory authorities.

        Audit Related fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

        Tax fees were for services related to tax compliance (including the preparation of tax returns and claims for refund), tax planning and tax advice, including assistance with and representation in tax audits and appeals, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

        All Other fees were primarily for internal audit services. No internal audit services were provided after June 30, 2003.

        The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2005 was approved by the Audit Committee of PLC’s Board of Directors on March 1, 2004. The Audit Committee’s policy is to pre-approve, generally for a twelve month period, the audit, audit-related, tax and other services provided by the independent accountants. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:

    1.        Financial Statements (Item 8)

    2.        Financial Statement Schedules (see index annexed)

    3.        Exhibits:

The exhibits listed in the Exhibit Index on page 39 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(b) Reports on Form 8-K:

None

SIGNATURES

    Pursuant to the  requirements  of Section 13 of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 29, 2004.

                                                         PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                                  By:  /s/ WAYNE E. STUENKEL
                                                                  --------------------------
                                                                              President

    Pursuant to the  requirements  of Section 13 of the Securities  Exchange Act of 1934,  this report has been signed by the following persons in the capacities and on the dates indicated:

                   Signature                                          Title                            Date
                ------------                                          -----                            ----

(i)   Principal Executive Officer
      /s/       WAYNE E. STUENKEL                                   President and
                   Wayne E. Stuenkel                                  Director                   March 29, 2004

(ii)  Principal Financial Officer
      /s/           ALLEN W. RITCHIE                           Chief Financial Officer
                      Allen W. Ritchie                              and Director                 March 29, 2004

(iii) Principal Accounting Officer
      /s/           STEVEN G. WALKER                         Vice President, Controller          March 29, 2004
                      Steven G. Walker                      and Chief Accounting Officer

(iv)  Board of Directors:
      *                                                                 Director                 March 29, 2004
                     John D. Johns

      *                                                                 Director                 March 29, 2004
                     Richard J. Bielen

      *                                                                 Director                 March 29, 2004
                     R. Stephen Briggs

      /s/        J. WILLIAM HAMER, JR.                                  Director                 March 29, 2004
                     J. William Hamer, Jr.

      *                                                                 Director                 March 29, 2004
                     T. Davis Keyes

      /s/        CAROLYN KING                                           Director                 March 29, 2004
                     Carolyn King

      /s/        DEBORAH J. LONG                                        Director                 March 29, 2004
                     Deborah J. Long

       *                                                                Director                 March 29, 2004
                     Allen W. Ritchie

*By:  /s/     STEVEN G. WALKER
-------------------------------
               Steven G. Walker
               Attorney-in-fact

                                                             EXHIBIT INDEX

    Item
  Number                                  Document
---------                                 --------
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
      ****   10 (a)                Guaranty Agreement from Protective Life Insurance Company
      ****   10 (a) (1)            Amendment to Guaranty Agreement from Protective Life Insurance Company
    ******   10 (b)                Indemnity Reinsurance Agreement By and Between Protective Life &
                                   Annuity Insurance Company and First Fortis Life Insurance
                                   Company dated December 31, 2001
             24                    Power of Attorney
             31(a)                 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             31(b)                 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             32(a)                 Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002
              32(b)                 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of the
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