Form 10-Q
period 2004-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2004-05-17
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of Common Stock, $10.00 par value, outstanding as of May 7, 2004: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                       INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements (unaudited):
       Report of Independent Accountants..................................................................
       Condensed Statements of Income for the Three Months
           ended March 31, 2004 and 2003..................................................................
       Condensed Balance Sheets as of March 31, 2004
           and December 31, 2003..........................................................................
       Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2004 and 2003.....................................................
       Notes to Condensed Financial Statements............................................................

   Item 2.  Management's Narrative Analysis of the Results of Operations.................................
   Item 4.  Controls and Procedures......................................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K.............................................................

Signature................................................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 2004, and the related condensed statements of income for each of the three-month periods ended March 31, 2004 and 2003, and the condensed statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of income, share-owners’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 14, 2004

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                                             THREE MONTHS ENDED
                                                                                                                   MARCH 31
                                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------------
REVENUES
  Premiums and policy fees                                                                              $16,549,566         $19,870,307
  Reinsurance ceded                                                                                     (10,350,957)        (13,510,673)
---------------------------------------------------------------------------------------------------------------------------------------
     Premiums and policy fees, net of reinsurance ceded                                                   6,198,609           6,359,634
  Net investment income                                                                                   9,933,930          10,132,301
  Realized investment gains                                                                                 240,458             733,557
  Other income (loss)                                                                                        13,054                (568)
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         16,386,051          17,224,924
---------------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
  Benefits and settlement expenses
  (net of reinsurance ceded:
    2004 - $6,585,056; 2003 - $6,015,224)                                                                 7,356,998           7,837,609
  Amortization of deferred policy acquisition costs                                                       1,703,843           2,078,112
  Other operating expenses (net of reinsurance ceded:
    2004 - $(20,278); 2003 - $(879,203))                                                                  2,286,626           2,123,828
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         11,347,467          12,039,549
---------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                                                  5,038,584           5,185,375

Income tax expense                                                                                        1,758,494           1,805,331
---------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                              $ 3,280,090         $ 3,380,044
---------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                             CONDENSED BALANCE SHEETS
                                                    (Unaudited)

                                                                                                 MARCH 31             DECEMBER 31
                                                                                                   2004                  2003
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
   Fixed maturities, at market
   (amortized cost: 2004 - $596,390,529; 2003 - $598,941,913)                                  $651,344,211          $636,460,275
   Mortgage loans on real estate                                                                  1,342,120             1,393,720
   Policy loans                                                                                  53,318,432            54,066,125
   Short-term investments                                                                         1,202,496             1,200,413
----------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                         707,207,259           693,120,533
  Cash                                                                                           15,462,411            13,052,781
  Accrued investment income                                                                      10,028,362            11,116,301
  Accounts and premiums receivable, net of allowance
    for uncollectible amounts                                                                       552,259               530,133
  Reinsurance receivables                                                                        54,913,168            61,159,477
  Deferred policy acquisition costs                                                              89,001,743            95,168,662
  Other assets                                                                                       13,518                14,897
  Assets related to separate accounts
    Variable Annuity                                                                             10,449,362            10,987,259
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               $887,628,082          $885,150,043
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits and claims                                                          $490,233,029          $496,884,724
    Unearned premiums                                                                            11,570,610            13,824,017
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                501,803,639           510,708,741
  Annuity account balances                                                                       58,134,910            57,894,232
  Other policyholders' funds                                                                      2,793,169             2,695,070
  Funds held-coinsurance                                                                         39,980,963            46,762,354
  Other liabilities                                                                              16,517,886            15,506,447
 Accrued income taxes                                                                             2,556,443               702,883
 Deferred income taxes                                                                           41,057,586            36,842,882
  Liabilities related to separate accounts
    Variable Annuity                                                                             10,449,362            10,987,259
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                673,293,958           682,099,868
----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized and issued: 2,000                               2,000                 2,000
  Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                                       2,500,000             2,500,000
  Additional paid-in capital                                                                    171,386,324           171,386,324
  Retained earnings                                                                              15,690,623            12,410,533
  Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income tax:
       2004 - $13,329,711; 2003 - $9,019,940)                                                    24,755,177            16,751,318
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                214,334,124           203,050,175
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               $887,628,082          $885,150,043
----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

                                   PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                    2004                2003
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $  3,280,090       $  3,380,044
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Realized investment (gains) losses                                                            (240,458)          (733,557)
     Amortization of deferred policy acquisition costs                                            1,703,843          2,078,112
     Capitalization of deferred policy acquisition costs                                           (739,930)          (601,929)
     Deferred income tax                                                                            (95,066)         1,805,331
     Interest credited to universal life and investment products                                  5,093,586          4,498,577
     Policy fees assessed on universal life and investment products                              (8,423,342)        (8,551,518)
     Change in accrued investment income and other receivables                                    7,312,122          9,865,222
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                  (9,342,727)       (13,803,879)
     Change in funds held-coinsurance                                                            (6,781,391)       (13,639,045)
     Change in other liabilities                                                                  1,011,439         (1,614,179)
     Other, net                                                                                       1,378             (1,570)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                                         (7,220,456)       (17,318,391)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                          13,497,992         21,888,068
     Sale of investments                                                                          7,208,363         13,247,370
     Cost of investments acquired                                                               (15,979,637)      (157,388,197)
   Decrease in mortgage loans, net                                                                   51,600             51,411
   Decrease (increase) in policy loans, net                                                         747,693            650,427
   Decrease (increase) in short-term investments, net                                                (2,083)       132,238,981
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                                      5,523,928         10,688,060
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                              6,017,531          6,182,501
   Investment product withdrawals                                                                (1,911,373)        (1,221,702)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                      4,106,158          4,960,799
--------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                                       2,409,630         (1,669,532)
CASH AT BEGINNING OF PERIOD                                                                      13,052,781          1,669,532
--------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                          $ 15,462,411         $        0
--------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company ("the Company") have been prepared on the basis of accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives' relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

NOTE C - OPERATING SEGMENTS

        PLC, through its subsidiaries, operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment in which the Company operates follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the "bank owned life insurance" market.

Acquisitions. The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

Annuities. The Annuities segment manufactures, sells, and supports fixed annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force. It also supports variable annuity products sold prior to 2003 when the Company ceased marketing those products.

Asset Protection. The Asset Protection segment primarily markets credit life and disability insurance products to protect consumers' investments in automobiles and watercraft.

Corporate and Other. The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital).

        The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its net income and assets. The measure used by the Company's chief operating decision maker to assess segment performance is operating income. Operating segment income is generally income before income tax, net of realized investment gains and losses. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

        Assets are allocated based on policy liabilities directly attributable to each segment and deferred policy acquisition costs are shown in the segments to which they are attributable.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the period shown. Income adjustments represent the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                                 Operating Segment Income for the
                                                                                Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Life               Acquisitions             Annuities
                                                                       Marketing
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $1,465,708            $  9,741,454           $    76,453
Reinsurance ceded                                                     (1,344,666)             (4,606,640)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              121,042               5,134,814                76,453
Net investment income                                                      5,927               7,273,572               941,095
Realized investment gains                                                                                              221,760
Other income                                                                                                             8,071
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                     126,969              12,408,386             1,247,379
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                          47,907               5,955,576               875,487
Amortization of deferred policy acquisition costs                         87,929               1,312,294                99,619
Other operating expenses                                                (242,255)              2,353,106                43,889
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (106,419)              9,620,976             1,018,995
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 233,388               2,787,410               228,384
Less: realized investment gains                                                                                        221,760
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                         233,388               2,787,410                 6,624

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Asset             Corporate                              Total
                                                              Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $5,265,951                                             $ 16,549,566
Reinsurance ceded                                             (4,399,651)                                             (10,350,957)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      866,300                                                6,198,609
Net investment income                                            129,554          $1,583,782                            9,933,930
Realized investment gains                                                             18,698                              240,458
Other income                                                                           4,983                               13,054
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                             995,854           1,607,463                           16,386,051
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 478,028                                                7,356,998
Amortization of deferred policy acquisition costs                204,001                                                1,703,843
Other operating expenses                                          88,762              43,124                            2,286,626
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               770,791              43,124                           11,347,467
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         225,063           1,564,339                            5,038,584
Less: realized investment gains                                                       18,698
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 225,063           1,545,641
Income tax expense                                                                                  $1,758,494          1,758,494
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 3,280,090
-----------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Income for the
                                                                          Three Months Ended March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life               Acquisitions            Annuities
                                                                      Marketing
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                               $710,912              $10,424,899            $  54,312
Reinsurance ceded                                                      (652,625)              (5,053,413)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              58,287                5,371,486               54,312
Net investment income                                                     2,939                7,332,057              943,460
Realized investment gains
Other income (loss)                                                                               (5,045)               4,477
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                     61,226               12,698,498            1,002,249
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                         12,862                6,456,153              904,489
Amortization of deferred policy acquisition costs                       169,174                1,660,575               56,853
Other operating expenses                                                  2,406                2,176,225              (43,556)
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      184,442               10,292,953              917,786
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                               (123,216)               2,405,545               84,463
Less: realized investment gains
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       (123,216)               2,405,545               84,463

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Asset             Corporate                              Total
                                                              Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $8,680,184                                              $19,870,307
Reinsurance ceded                                             (7,804,635)                                             (13,510,673)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      875,549                                                6,359,634
Net investment income                                             99,378          $1,754,467                           10,132,301
Realized investment gains                                                            733,557                              733,557
Other income (loss)                                                                                                          (568)
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                             974,927           2,488,024                           17,224,924
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 464,105                                                7,837,609
Amortization of deferred policy acquisition costs                191,510                                                2,078,112
Other operating expenses                                          27,142             (38,389)                           2,123,828
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               682,757             (38,389)                          12,039,549
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         292,170           2,526,413                            5,185,375
Less: realized investment gains                                                      733,557
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 292,170           1,792,856
Income tax expense                                                                                  $1,805,331          1,805,331
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 3,380,044
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                Operating Segment Assets
                                                                                     March 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                   Life
                                                                Marketing                 Acquisitions            Annuities
-------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $3,613,261               $587,336,558           $57,298,601
Deferred policy acquisition costs                                2,617,310                 82,790,885             2,195,842
-------------------------------------------------------------------------------------------------------------------------------
     Total assets                                               $6,230,571               $670,127,443           $59,494,443
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                              Asset          Corporate                             Total
                                                            Protection       and Other           Adjustments       Consolidated
------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                               $37,004,057     $113,254,090          $119,772         $798,626,339
Deferred policy acquisition costs                            1,397,706                                              89,001,743
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $38,401,763     $113,254,090          $119,772         $887,628,082
------------------------------------------------------------------------------------------------------------------------------

                                                                     Operating Segment Assets
                                                                         December 31, 2003
------------------------------------------------------------------------------------------------------------------------------
                                                                   Life
                                                                Marketing                 Acquisitions            Annuities
------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                   $3,114,579                $580,346,285           $57,121,591
Deferred policy acquisition costs                               2,114,680                  89,265,855             2,292,570
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                              $5,229,259                $669,612,140           $59,414,161
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                             Asset           Corporate                              Total
                                                           Protection        and Other           Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                               $43,040,563     $106,236,317          $122,046         $789,981,381
Deferred policy acquisition costs                            1,495,557                                              95,168,662
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $44,536,120     $106,236,317          $122,046         $885,150,043
------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at March 31, 2004, and for the three months then ended, the Company had share-owners’ equity of $113.3 million and net income of $4.0 million.

NOTE E – COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods shown:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                   2004              2003
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                 $  3,280,090        $3,380,044
   Change in net unrealized gains/losses on investments
     (net of income tax: three months: 2004 - $4,393,931; 2003 - $3,258,368)                     8,160,157         6,051,254
   Reclassification adjustment for amounts included in net income
     (net of income tax: 2004 - $(84,160); 2003 - $(256,745)                                      (156,298)         (476,812)
-------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                       $ ll,283,949        $8,954,486
-------------------------------------------------------------------------------------------------------------------------------

NOTE F – RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

NOTE G – RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 had no impact on the Company’s financial position or results of operations.

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 2004, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Annuities, and Asset Protection. The Company has an additional segment which is described herein as Corporate and Other.

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

Revenues

        The following table sets forth revenues by source for the periods shown:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                      2004            2003
----------------------------------------------------------------------------------------------------------------------------

   Premiums and policy fees, net of reinsurance                                                  $  6,198,609   $  6,359,634
   Net investment income                                                                            9,933,930     10,132,301
   Realized investment gains                                                                          240,458        733,557
   Other income (loss)                                                                                 13,054           (568)
 ---------------------------------------------------------------------------------------------------------------------------
                                                                                                  $16,386,051   $ 17,224,924
 ---------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.2 million or 2.5% in the first three months of 2004 from the first three months of 2003. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2003 or the first three months of 2004, therefore decreases in older acquired policies resulted in a decrease of $0.2 million in the first three months of 2004 as compared with the first three months of 2003. Premiums and policy fees in both the Annuities and Asset Protection segments remained relatively flat in the first three months of 2004 as compared to 2003, while premiums and policy fees in the Life Marketing segment increased $0.1 million for the same period.

        Net investment income in the first three months of 2004 decreased by $0.2 million as compared to the corresponding period of the preceding year primarily due to a decrease in the average amount of invested assets. The percentage earned on average cash and investments was 5.5% in the first three months of both 2004 and 2003.

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

        Realized investment gains were approximately $0.2 million in the first three months of 2004 compared to $0.7 million in the first three months of 2003. During the first three months of 2004, the Company recorded no other-than-temporary impairments on its investments as compared to $0.3 million in the first three months of 2003.

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

        The Company reported an increase of less than $0.1 million in the amount of other income in the first three months of 2004 as compared to the first three months of 2003.

Income Before Income Tax and Operating Income

        Consistent with the Company’s segment reporting in the Notes to Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the segment’s core operations. Segment operating income (loss) excludes net realized investment gains and losses because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes discontinued operations, extraordinary items, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, the Company’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses. In the Life Marketing, Acquisitions, and Asset Protection segments, operating income equals segment income before income tax for all periods. In the Annuities and Corporate and Other segment, operating income excludes realized investment gains and losses.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                      2004          2003
----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)1
  Life Marketing                                                                                 $   233,388    $  (123,216)
  Acquisitions                                                                                     2,787,410      2,405,545
  Annuities                                                                                            6,624         84,463
  Asset Protection                                                                                   225,063        292,170
  Corporate and Other                                                                              1,545,641      1,792,856
----------------------------------------------------------------------------------------------------------------------------
Realized Investment gains
  Annuities                                                                                          221,760
  Corporate and Other                                                                                 18,698        733,557
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
  Life Marketing                                                                                     233,388       (123,216)
  Acquisitions                                                                                     2,787,410      2,405,545
  Annuities                                                                                          228,384         84,463
  Asset Protection                                                                                   225,063        292,170
  Corporate and Other                                                                              1,564,339      2,526,413
----------------------------------------------------------------------------------------------------------------------------
       Total income before income tax                                                             $5,038,584     $5,185,375
----------------------------------------------------------------------------------------------------------------------------

1 Income (loss) before income tax excluding realized investment gains and losses.

        The Life Marketing segment had pretax operating income of $0.2 million in the first three months of 2004 as compared to a pretax operating loss of $0.1 million in the same period of 2003. The Company began operations in the Life Marketing segment in 2002. The increase in income is primarily attributable to growth in business-in-force.

        Pretax operating income from the Acquisitions segment was $2.8 million in the first three months of 2004 as compared to $2.4 million in the same period of 2003. The increase is primarily due to lower benefit and settlement expenses. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2003 or in the first three months of 2004.

        The Annuities segment had pretax operating income of less than $0.1 million in the first three months of 2004 and in the same period of 2003. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the future results in the variable annuity business and the related rate of amortization of deferred policy acquisition costs. Also, beginning January 2003, the Company is no longer marketing variable annuity products.

        The Asset Protection segment’s pretax operating income was $0.2 million in the first three months of 2004, as compared to $0.3 million in the first three months of 2003. The decrease is primarily due to an increase in various expenses.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $1.5 million in the first three months of 2004 as compared to $1.8 million in the first three months of 2003, primarily due to lower net investment income and higher expenses allocated to this segment.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                   2004             2003
--------------------------------------------------------------------------------------------------------------------------------
                  Effective Income Tax Rates                                                       34.9%            34.8%
--------------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2003 was 34.9%. Management’s estimate of the effective income tax rate for the full year of 2004 is approximately 34.9%.

Net Income

        The following table sets forth net income for the periods shown:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                   2004             2003
-------------------------------------------------------------------------------------------------------------------------------
                  Net Income                                                                    $3,280,090       $3,380,044
-------------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2003, net income in the first three months of 2004 decreased $0.1 million, reflecting increases in operating income in the Life Marketing and Acquisitions segments, which were offset by decreases in the Annuities, Asset Protection, and Corporate and Other segments and lower realized investment gains.

Review by Independent Accountants

        With respect to the unaudited condensed financial information of Protective Life and Annuity Insurance Company for the three-month periods ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 14, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

Item 4. Controls and Procedures

        Under the direction our President and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                                                             Protective Life and Annuity Insurance Company

Date:      May 17, 2004                                      /s/Steven G. Walker
                                                              Steven G. Walker
                                                              Vice President, Controller
                                                              and Chief Accounting Officer
                                                              (Duly authorized officer)