Form 10-Q
period 2004-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2004-08-16
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of Common Stock, $10.00 par value, outstanding as of August 6, 2004: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

                                                                 INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements (unaudited):
       Report of Independent Registered Public Accounting Firm............................................
       Condensed Statements of Income for the Three and Six Months
           ended June 30, 2004 and 2003...................................................................
       Condensed Balance Sheets as of June 30, 2004
           and December 31, 2003..........................................................................
       Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2004 and 2003........................................................
       Notes to Condensed Financial Statements............................................................

   Item 2.  Management's Narrative Analysis of the Results of Operations..................................
   Item 4.  Controls and Procedures.......................................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K..............................................................

Signature.................................................................................................

Report of Independent Registered Public Accounting Firm

To Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 2004, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related statements of income, share-owners’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Birmingham,Alabama
August 13, 2004

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                    CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                          Three Months Ended                  Six Months Ended
                                                                                June 30                            June 30
                                                                         2004              2003            2004               2003
_______________________________________________________________________________________________________________________________________
REVENUES
  Premiums and policy fees                                             $15,375,419       $18,285,505    $31,924,986         $38,155,812
  Reinsurance ceded                                                     (8,451,326)      (11,175,217)   (18,802,284)        (24,685,890)
---------------------------------------------------------------------------------------------------------------------------------------
    Premiums and policy fees, net of reinsurance ceded                   6,924,093         7,110,288     13,122,702          13,469,922
  Net investment income                                                 10,415,975        10,726,002     20,349,905          20,858,303
  Realized investment gains (losses)                                      (189,999)        1,544,973         50,459           2,278,530
  Other income                                                               7,569           143,222         20,623             142,654
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        17,157,638        19,524,485     33,543,689          36,749,409
---------------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Benefits and settlement expenses
  (net of reinsurance ceded:
    three months: 2004 - $6,162,188; 2003 - $8,516,353
    six months: 2004 - $12,747,244; 2003 - $14,531,577)                  8,685,305         8,283,554     16,042,303          16,121,163
  Amortization of deferred policy acquisition costs                      1,669,371         2,005,643      3,373,214           4,083,755
  Other operating expenses (net of reinsurance ceded:
    three months: 2004 - $(121,227); 2003 - $(518,446)
    six months: 2004 - $(141,505); 2003 - $(1,397,649))                  1,905,617         2,217,090      4,192,243           4,340,918
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        12,260,293        12,506,287     23,607,760          24,545,836
---------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                 4,897,345         7,018,198      9,935,929          12,203,573
Income tax expense                                                       1,709,096         2,454,091      3,467,590           4,259,422
---------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 3,188,249       $ 4,564,107    $ 6,468,339         $ 7,944,151
---------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

                                       PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                       CONDENSED BALANCE SHEETS
                                                              (Unaudited)

                                                                                                June 30              December 31
                                                                                                 2004                   2003
___________________________________________________________________________________________________________________________________
ASSETS
  Investments:
   Fixed maturities, at market
   (amortized cost: 2004 - $593,907,903; 2003 - $598,941,913)                                 $613,422,793           $636,460,275
   Equity securities, at market                                                                    382,675                      0
   Mortgage loans on real estate                                                                 1,289,267              1,393,720
   Policy loans                                                                                 53,259,207             54,066,125
   Short-term investments                                                                        1,204,576              1,200,413
-----------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                        669,558,518            693,120,533
  Cash                                                                                           9,968,967             13,052,781
  Accrued investment income                                                                     11,072,969             11,116,301
  Accounts and premiums receivable, net of allowance
    for uncollectible amounts                                                                      791,686                530,133
  Reinsurance receivables                                                                       45,806,810             61,159,477
  Deferred policy acquisition costs                                                             98,319,472             95,168,662
  Other assets                                                                                      12,149                 14,897
  Assets related to separate accounts
    Variable Annuity                                                                            10,394,499             10,987,259
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $845,925,070           $885,150,043
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits and claims                                                         $488,996,671           $496,884,724
    Unearned premiums                                                                           10,243,298             13,824,017
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               499,239,969            510,708,741
  Annuity account balances                                                                      56,847,583             57,894,232
  Other policyholders' funds                                                                     2,681,843              2,695,070
  Funds held-coinsurance                                                                        33,776,499             46,762,354
  Other liabilities                                                                              7,796,356             15,506,447
 Accrued income taxes                                                                            1,861,986                702,883
 Deferred income taxes                                                                          32,022,191             36,842,882
  Liabilities related to separate accounts
    Variable Annuity                                                                            10,394,499             10,987,259
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               644,620,926            682,099,868
-----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized and issued: 2,000                              2,000                  2,000
  Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                                      2,500,000              2,500,000
  Additional paid-in capital                                                                   171,386,324            171,386,324
  Retained earnings                                                                             18,878,872             12,410,533
  Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income tax:
       2004 - $4,596,818; 2003 - $9,019,940)                                                     8,536,948             16,751,318
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               201,304,144            203,050,175
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $845,925,070           $885,150,043
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

                                             PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                      Six Months Ended
                                                                                                            June 30
                                                                                                   2004                2003
______________________________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $  6,468,339      $   7,944,151
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Realized investment (gains) losses                                                             (50,459)        (2,278,530)
     Amortization of deferred policy acquisition costs                                            3,373,214          4,083,755
     Capitalization of deferred policy acquisition costs                                         (1,778,133)        (1,148,405)
     Deferred income tax                                                                           (191,513)         4,259,422
     Interest credited to universal life and investment products                                 10,374,674         10,928,975
     Policy fees assessed on universal life and investment products                             (16,771,184)       (17,074,457)
     Change in accrued investment income and other receivables                                   15,134,446         17,967,353
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                 (12,813,185)       (25,072,210)
     Change in funds held-coinsurance                                                           (12,985,855)       (23,878,895)
     Change in other liabilities                                                                 (7,710,091)           198,614
     Other, net                                                                                       2,748              6,638
-------------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                                        (16,946,999)       (24,063,589)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                          21,559,858         53,184,906
     Sale of investments                                                                          8,208,363         32,237,160
     Cost of investments acquired                                                               (23,493,291)      (231,704,017)
   Change in mortgage loans, net                                                                    104,453             99,927
   Change in policy loans, net                                                                      806,918            677,736
   Change in short-term investments, net                                                             (4,163)       178,778,961
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                                      7,182,138         33,274,673
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                             12,378,260         12,796,003
   Investment product withdrawals                                                                (5,697,213)        (7,297,539)
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                      6,681,047          5,498,464
-------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                                   (3,083,814)        14,709,548
CASH AT BEGINNING OF PERIOD                                                                      13,052,781          1,669,532
-------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                           $ 9,968,967        $16,379,080
-------------------------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

        With respect to the unaudited condensed financial information of Protective Life and Annuity Insurance Company for the three-month and six-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 13, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

Asset Protection. The Asset Protection segment primarily markets credit life and disability insurance products to protect consumers’ investments in automobiles and watercraft.

Corporate and Other. The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital).

        The Company uses the same accounting policies and procedures to measure segement operating income and assets as it uses to measure its net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment.

        Assets are allocated based on policy liabilities directly attributable to each segment and deferred policy acquisition costs are shown in the segments to which they are attributable.

        There are no significant intersegment transactions.

        The following table sets forth total segment operating income and assets for the period shown. Income adjustments represent the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                           Segment Operating Income for the
                                                                            Six Months Ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                      Marketing                Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                              $3,032,170             $19,116,973            $  201,126
Reinsurance ceded                                                     (2,850,455)             (8,059,274)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              181,715              11,057,699               201,126
Net investment income                                                     11,288              14,507,476             1,880,093
Realized investment gains                                                                                              221,760
Other income                                                                                                            15,640
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                     193,003              25,565,175             2,318,619
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                           9,545              13,144,214             1,892,640
Amortization of deferred policy acquisition costs                        226,236               2,587,166               187,175
Other operating expenses                                                (434,242)              4,248,729                69,886
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (198,461)             19,980,109             2,149,701
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 391,464               5,585,066               168,918
Less: realized investment gains                                                                                        221,760
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  391,464               5,585,066               (52,842)

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Asset             Corporate                              Total
                                                             Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                      $9,561,738                                              $31,912,007
Reinsurance ceded                                             (7,879,576)                                             (18,789,305)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                    1,682,162                                               13,122,702
Net investment income                                            254,588          $3,696,460                           20,349,905
Realized investment gains (losses)                                                  (171,301)                              50,459
Other income                                                                           4,983                               20,623
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           1,936,750           3,530 142                           33,543,689
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 995,904                                               16,042,303
Amortization of deferred policy acquisition costs                372,637                                                3,373,214
Other operating expenses                                         234,537              73,333                            4,192,243
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             1,603,078              73,333                           23,607,760
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         333,672           3,456,809                            9,935,929
Less: realized investment gains (losses)                                            (171,301)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 333,672           3,628,110
Income tax expense                                                                                  $3,467,590          3,467,590
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 6,468,339
-----------------------------------------------------------------------------------------------------------------------------------

                                                                            Segment Operating Income for the
                                                                            Three Months Ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                      Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $1,566,462              $9,375,519            $  124,673
Reinsurance ceded                                                     (1,505,789)             (3,452,634)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                               60,673               5,922,885               124,673
Net investment income                                                      5,361               7,233,904               938,998
Realized investment gains
Other income                                                                                                             7,569
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                      66,034              13,156,789             1,071,240
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                         (38,362)              7,188,638             1,017,153
Amortization of deferred policy acquisition costs                        138,307               1,274,872                87,556
Other operating expenses                                                (191,987)              1,895,623                25,997
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                       (92,042)             10,359,133             1,130,706
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 158,076               2,797,656               (59,466)
Less: realized investment gains
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  158,076               2,797,656               (59,466)

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Asset             Corporate                              Total
                                                             Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $4,295,787                                              $15,362,673
Reinsurance ceded                                             (3,479,925)                                              (8,438,580)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      815,862                                                6,924,093
Net investment income                                            125,034          $2,112,678                           10,415,975
Realized investment gains (losses)                                                  (189,999)                            (189,999)
Other income                                                                                                                7,569
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                             940,896           1,922,679                           17,157,638
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 517,876                                                8,685,305
Amortization of deferred policy acquisition costs                168,636                                                1,669,371
Other operating expenses                                         145,775              30,209                            1,905,617
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               832,287              30,209                           12,260,293
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         108,609           1,892,470                            4,897,345
Less: realized investment gains (losses)                                            (189,999)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 108,609           2,082,469
Income tax expense                                                                                  $1,709,096          1,709,096
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 3,188,249
-----------------------------------------------------------------------------------------------------------------------------------

                                                                            Segment Operating Income for the
                                                                             Six Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                      Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $1,529,446             $20,263,275            $  163,879
Reinsurance ceded                                                     (1,543,708)             (8,701,921)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              (14,262)             11,561,354               163,879
Net investment income                                                     23,124              14,884,783             1,870,020
Realized investment gains                                                                                              149,820
Other income                                                                                      (5,045)               11,068
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                       8,862              26,441,092             2,194,787
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        (110,981)             12,897,723             2,006,339
Amortization of deferred policy acquisition costs                        262,952               3,335,901                96,497
Other operating expenses                                                (225,722)              4,420,220                85,676
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                       (73,751)             20,653,844             2,188,512
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                  82,613               5,787,248                 6,275
Less: realized investment gains                                                                                        149,820
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   82,613               5,787,248              (143,545)

-----------------------------------------------------------------------------------------------------------------------------------                                                               Asset             Corporate                              Total
                                                               Asset             Corporate                              Total
                                                             Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                     $16,199,212                                              $38,155,812
Reinsurance ceded                                            (14,440,261)                                             (24,685,890)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                    1,758,951                                               13,469,922
Net investment income                                            243,155          $3,837,221                           20,858,303
Realized investment gains                                                          2,128,710                            2,278,530
Other income                                                                         136,631                              142,654
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           2,002,106           6,102,562                           36,749,409
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                               1,328,082                                               16,121,163
Amortization of deferred policy acquisition costs                388,405                                                4,083,755
Other operating expenses                                          71,103             (10,359)                           4,340,918
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             1,787,590             (10,359)                          24,545,836
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         214,516           6,112,921                           12,203,573
Less: realized investment gains                                                    2,128,710
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 214,516           3,984,211
Income tax expense                                                                                  $4,259,422          4,259,422
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 7,944,151
-----------------------------------------------------------------------------------------------------------------------------------

                                                                            Segment Operating Income for the
                                                                            Three Months Ended June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                      Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                                $818,534             $ 9,838,376            $  109,567
Reinsurance ceded                                                       (891,083)             (3,648,508)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              (72,549)              6,189,868               109,567
Net investment income                                                     20,185               7,552,726               926,560
Realized investment gains                                                                                              149,820
Other income                                                                                                             6,591
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                     (52,364)             13,742,594             1,192,538
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        (123,843)              6,441,570             1,101,850
Amortization of deferred policy acquisition costs                         93,778               1,675,326                39,644
Other operating expenses                                                (228,128)              2,243,995               129,232
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (258,193)             10,360,891             1,270,726
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 205,829               3,381,703               (78,188)
Less: realized investment gains                                                                                        149,820
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  205,829               3,381,703              (228,008)

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Asset             Corporate                              Total
                                                             Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                      $7,519,028                                              $18,285,505
Reinsurance ceded                                             (6,635,626)                                             (11,175,217)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      883,402                                                7,110,288
Net investment income                                            143,777          $2,082,754                           10,726,002
Realized investment gains                                                          1,395,153                            1,544,973
Other income                                                                         136,631                              143,222
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           1,027,179           3,614,538                           19,524,485
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 863,977                                                8,283,554
Amortization of deferred policy acquisition costs                196,895                                                2,005,643
Other operating expenses                                          43,961              28,030                            2,217,090
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             1,104,833              28,030                           12,506,287
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         (77,654)          3,586,508                            7,018,198
Less: realized investment gains                                                    1,395,153
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          (77,654)          2,191,355
Income tax expense                                                                                  $2,454,091          2,454,091
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 4,564,107
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Operating Segment Assets
                                                                             June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Life
                                                                Marketing               Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $4,417,778               $537,861,782           $56,057,178
Deferred policy acquisition costs                                3,086,130                 91,707,600             2,142,085
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                               $7,503,908               $629,569,382           $58,199,263
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Asset            Corporate        Adjustments          Total
                                                           Protection         and Other                         Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                               $31,729,899       $117,419,169        $119,792         $747,605,598
Deferred policy acquisition costs                            1,383,657                                              98,319,472
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $33,113,556       $117,419,169        $119,792         $845,925,070
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Operating Segment Assets
                                                                         December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Life
                                                                Marketing               Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                   $3,114,579                $580,346,285           $57,121,591
Deferred policy acquisition costs                               2,114,680                  89,265,855             2,292,570
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                              $5,229,259                $669,612,140           $59,414,161
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Asset            Corporate        Adjustments          Total
                                                           Protection         and Other                         Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                               $43,040,563     $106,236,317          $122,046         $789,981,381
Deferred policy acquisition costs                            1,495,557                                              95,168,662
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $44,536,120     $106,236,317          $122,046         $885,150,043
-----------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2004, and for the six months then ended, the Company had share-owners’ equity of $117.4 million and net income of $7.1 million.

NOTE E – COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income for the periods shown:
                                                                      Three Months Ended               Six Months Ended
                                                                           June 30                         June 30
                                                                      2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $   3,188,249     $  4,564,107    $ 6,468,339    $  7,944,151
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2004 - $(8,799,392); 2003 - $6,016,605
   six months: 2004 - $(4,405,462); 2003 - $9,274,973)            (16,341,728)      11,173,695     (8,181,572)     17,224,950
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2004 - $66,500; 2003 - $(540,741)
   six months: 2004 - $(17,661); 2003 - $(797,485))                   123,499       (1,004,232)       (32,798)     (1,481,045)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $(13,029,980)     $14,733,570    $(1,746,031)   $ 23,688,056
------------------------------------------------------------------------------------------------------------------------------

NOTE F – RECENTLY ISSUED ACCOUNTING STANDARDS

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of June 30, 2004, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Annuities, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other.

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

Revenues

The following table sets forth revenues by source for the periods shown:
-----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                   Six Months Ended
                                                                       June 30                             June 30
                                                               2004               2003              2004             2003
-----------------------------------------------------------------------------------------------------------------------------
   Premiums and policy fees, net of reinsurance            $  6,924,093       $  7,110,288        $13,122,702    $13,469,922
   Net investment income                                     10,415,975         10,726,002         20,349,905     20,858,303
   Realized investment gains                                   (189,999)         1,544,973             50,459      2,278,530
   Other income                                                   7,569            143,222             20,623        142,654
-----------------------------------------------------------------------------------------------------------------------------
                                                           $,17,157,638       $ 19,524,485        $33,543,689    $36,749,409
-----------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.3 million or 2.6% in the first six months of 2004 from the first six months of 2003. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2003 or the first six months of 2004, therefore decreases in older acquired policies resulted in a decrease of $0.5 million in the first six months of 2004 as compared with the first six months of 2003. The Asset Protection segment had a decrease of $0.1 million in premiums and policy fees in the first six months of 2004 compared to the same period of 2003. Premiums and policy fees in the Annuities segment remained relatively flat in the first six months of 2004 as compared to 2003, while premiums and policy fees in the Life Marketing segment increased $0.2 million for the same period.

        Net investment income in the first six months of 2004 decreased by $0.5 million as compared to the corresponding period of the preceding year primarily due to a decrease in the average amount of invested assets. The percentage earned on average cash and investments was 6.0% in the first six months of 2004 compared to 5.9% in the same period of 2003.

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

        Realized investment gains were less than $0.1 million in the first six months of 2004 compared to $2.3 million in the first six months of 2003. During the first six months of 2004, the Company recorded $0.2 million of other-than-temporary impairments on its investments as compared to $0.3 million in the first six months of 2003.

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

Income Before Income Tax and Segment Operating Income

        Consistent with the Company’s segment reporting in the Notes to Condensed Financial Statements, management evaluates the results of the Company’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the segment’s core operations. Segment operating income (loss) excludes net realized investment gains and losses because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes discontinued operations, extraordinary items, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of the Company’s results of operations. The Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      Operating Income (Loss) and Income (Loss) Before Income Tax
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                Six Months Ended
                                                                           June 30                         June 30
                                                                    2004            2003             2004           2003
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  Life Marketing                                                $  158,076      $   205,829      $   391,464   $      82,613
  Acquisitions                                                   2,797,656        3,381,703        5,585,066       5,787,298
  Annuities                                                        (59,466)        (228,008)         (52,842)       (143,545)
  Asset Protection                                                 108,609          (77,654)         333,672         214,516
  Corporate and Other                                            2,082,469        2,191,355        3,628,110       3,984,211
-----------------------------------------------------------------------------------------------------------------------------                                                                                    149,820          221,760         149,820
Realized Investment gains (losses)
  Annuities                                                                         149,820          221,760         149,820
  Corporate and Other                                             (189,999)       1,395,153         (171,301)      2,128,710
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
  Life Marketing                                                   158,076          205,829          391,464          82,613
  Acquisitions                                                   2,797,656        3,381,703        5,585,066       5,787,248
  Annuities                                                        (59,466)         (78,188)         168,918           6,275
  Asset Protection                                                 108,609          (77,654)         333,672         214,516
  Corporate and Other                                            1,892,470        3,586,508        3,456,809       6,112,921
-----------------------------------------------------------------------------------------------------------------------------
       Total income before income tax                           $4,897,345      $ 7,018,198       $9,935,929     $12,203,573
-----------------------------------------------------------------------------------------------------------------------------

        The Life Marketing segment had pretax operating income of $0.4 million in the first six months of 2004 as compared to $0.1 million in the same period of 2003. The Company began operations in the Life Marketing segment in 2002. The increase in income is primarily attributable to growth of life insurance business-in-force.

        Pretax operating income from the Acquisitions segment was $5.6 million in the first six months of 2004 as compared to $5.8 million in the same period of 2003. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2003 or in the first six months of 2004.

        The Annuities segment had a pretax operating loss of approximately $0.1 million in the first six months of 2004 and 2003. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the future results in the variable annuity business and the related rate of amortization of deferred policy acquisition costs. Also, beginning January 2003, the Company is no longer marketing variable annuity products.

        The Asset Protection segment’s pretax operating income was $0.3 million in the first six months of 2004, as compared to $0.2 million in the first six months of 2003. The increase is primarily due to lower benefit and settlement expenses partially offset by higher operating expenses.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $3.6 million in the first six months of 2004 as compared to $4.0 million in the first six months of 2003, primarily due to decreases in other income and net investment income and higher expenses not allocated to other segments.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

-----------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                  Six Months Ended
                                                                        June 30                           June 30
                                                                 2004             2003             2004             2003
-----------------------------------------------------------------------------------------------------------------------------
         Effective Income Tax Rates                               34.9%           35.0%            34.9%            34.9%
-----------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2003 was 34.9%. Management’s estimate of the effective income tax rate for the full year of 2004 is approximately 34.9%.

Net Income

        The following table sets forth net income for the periods shown:

-----------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                 Six Months Ended
                                                                         June 30                          June 30
                                                                  2004             2003             2004             2003
-----------------------------------------------------------------------------------------------------------------------------
         Net Income                                             $3,188,249     $4,564,107        $6,468,339       $7,944,151
-----------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2003, net income in the first six months of 2004 decreased $1.5 million, reflecting increases in operating income in the Life Marketing, Annuities, and Asset Protection segments, which were offset by decreases in the Acquisitions and Corporate and Other segments and lower realized investment gains.

Item 4. Controls and Procedures

        Under the direction of our President and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit 31(a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(a) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit32(b) — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 – Safe Harbor for Forward-Looking Statements.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             Protective Life and Annuity Insurance Company

Date:      August 16, 2004                                   /s/ Steven G. Walker
                                                              Steven G. Walker
                                                              Senior Vice President, Controller
                                                              and Chief Accounting Officer
                                                              (Duly authorized officer)