Form 10-Q
period 2004-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2004-11-15
CIK 1050566

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock, $10.00 par value, outstanding as of November 12, 2004: 250,000 shares.

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
       Report of Independent Registered Public Accounting Firm...........................................
       Condensed Statements of Income for the Three and Nine Months
           ended September 30, 2004 and 2003.............................................................
       Condensed Balance Sheets as of September 30, 2004
           and December 31, 2003.........................................................................
       Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2004 and 2003.................................................
       Notes to Condensed Financial Statements...........................................................

   Item 2.  Management's Narrative Analysis of the Results of Operations.................................
   Item 4.  Controls and Procedures......................................................................

Part II.  Other Information:
   Item 6.  Exhibits.....................................................................................

Signature................................................................................................

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 2004, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 15, 2004

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF INCOME

(Unaudited)

                                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                               SEPTEMBER 30                       SEPTEMBER 30
                                                                            2004              2003             2004               2003
----------------------------------------------------------------------------------------------------------------------------------------
REVENUES
  Premiums and policy fees                                             $15,131,853      $ 17,610,353    $ 47,056,839       $ 55,766,165
  Reinsurance ceded                                                     (8,915,447)      (11,180,601)    (27,717,731)       (35,866,491)
----------------------------------------------------------------------------------------------------------------------------------------
    Premiums and policy fees, net of reinsurance ceded                   6,216,406         6,429,752      19,339,108         19,899,674
  Net investment income                                                  9,871,369         9,840,689      30,221,274         30,698,992
  Realized investment gains (losses)                                       367,756         1,106,032         418,215          3,384,562
  Other income                                                              17,303             6,545          37,926            149,199
----------------------------------------------------------------------------------------------------------------------------------------
                                                                        16,472,834        17,383,018      50,016,523         54,132,427
----------------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
  Benefits and settlement expenses
  (net of reinsurance ceded:
    three months: 2004 - $6,530,338; 2003 - $8,319,739
    nine months: 2004 - $19,277,582; 2003 - $22,851,317)                 8,537,530         8,143,085      24,579,833         24,264,248
  Amortization of deferred policy acquisition costs                      1,793,515         1,956,536       5,166,729          6,040,291
  Other operating expenses (net of reinsurance ceded:
    three months: 2004 - $290,685; 2003 - $(168,669)
    nine months: 2004 - $149,180; 2003 - $(1,566,318))                   1,971,461         1,752,609       6,163,704          6,093,527
----------------------------------------------------------------------------------------------------------------------------------------
                                                                        12,302,506        11,852,230      35,910,266         36,398,066
----------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                 4,170,328         5,530,788      14,106,257         17,734,361
Income tax expense                                                       1,354,306         1,934,028       4,821,896          6,193,450
----------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 2,816,022      $  3,596,760    $  9,284,361       $ 11,540,911
========================================================================================================================================

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED BALANCE SHEETS

(Unaudited)

                                                                                              SEPTEMBER 30            DECEMBER 31
                                                                                                  2004                   2003
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments:
   Fixed maturities, at market
   (amortized cost: 2004 - $578,262,605; 2003 - $598,941,913)                                 $621,154,249           $636,460,275
   Mortgage loans on real estate                                                                 1,234,936              1,393,720
   Policy loans                                                                                 53,274,385             54,066,125
   Short-term investments                                                                       11,328,474              1,200,413
-----------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                        686,992,044            693,120,533
  Cash                                                                                          17,206,935             13,052,781
  Accrued investment income                                                                      9,821,811             11,116,301
  Accounts and premiums receivable, net of allowance
    for uncollectible amounts                                                                      592,964                530,133
  Reinsurance receivables                                                                       42,399,512             61,159,477
  Deferred policy acquisition costs                                                             94,521,081             95,168,662
  Other assets                                                                                      12,072                 14,897
  Assets related to separate accounts
    Variable Annuity                                                                             9,930,735             10,987,259
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $861,477,154           $885,150,043
===================================================================================================================================
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits and claims                                                         $488,124,396           $496,884,724
    Unearned premiums                                                                            8,612,091             13,824,017
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               496,736,487            510,708,741
  Annuity account balances                                                                      58,659,050             57,894,232
  Other policyholders' funds                                                                     2,615,575              2,695,070
  Funds held-coinsurance                                                                        27,792,805             46,762,354
  Other liabilities                                                                              9,163,390             15,506,447
 Accrued income taxes                                                                            1,052,378                702,883
 Deferred income taxes                                                                          38,711,605             36,842,882
  Liabilities related to separate accounts
    Variable Annuity                                                                             9,930,735             10,987,259
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               644,662,025            682,099,868
-----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNERS' EQUITY
  Preferred Stock, $1.00 par value, shares authorized and issued: 2,000                              2,000                  2,000
  Common Stock, $10.00 par value,
     Shares authorized: 500,000
     Shares issued and outstanding: 250,000                                                      2,500,000              2,500,000
  Additional paid-in capital                                                                   171,386,324            171,386,324
  Retained earnings                                                                             21,694,894             12,410,533
  Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income tax:
       2004 - $11,432,567; 2003 - $9,019,940)                                                   21,231,911             16,751,318
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               216,815,129            203,050,175
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $861,477,154           $885,150,043
===================================================================================================================================

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30
                                                                                                    2004              2003
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $   9,284,361      $  11,540,911
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Realized investment (gains) losses                                                            (418,215)        (3,384,562)
     Amortization of deferred policy acquisition costs                                            5,166,729          6,040,291
     Capitalization of deferred policy acquisition costs                                         (3,030,569)        (2,093,465)
     Deferred income tax                                                                           (543,904)         6,193,450
     Interest credited to universal life and investment products                                 15,559,193         16,227,425
     Policy fees assessed on universal life and investment products                             (25,010,058)       (25,560,549)
     Change in accrued investment income and other receivables                                   19,991,624         25,650,067
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                 (16,173,848)       (32,402,227)
     Change in funds held-coinsurance                                                           (18,969,549)       (33,630,580)
     Change in other liabilities                                                                 (5,993,562)           426,165
     Other, net                                                                                       2,825              7,771
---------------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                                        (20,134,973)       (30,985,303)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                          30,561,277         75,396,414
     Sale of investments                                                                         15,736,724         81,324,718
     Cost of investments acquired                                                               (25,169,119)      (297,345,743)
   Change in mortgage loans, net                                                                    158,784            149,972
   Change in policy loans, net                                                                      791,740            960,906
   Change in short-term investments, net                                                        (10,128,061)       176,171,941
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                                     11,951,345         36,658,208
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Investment product deposits and change in universal life deposits                             20,040,279         18,948,427
   Investment product withdrawals                                                                (7,702,497)        (9,288,988)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                     12,337,782          9,659,439
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                                    4,154,154         15,332,344
CASH AT BEGINNING OF PERIOD                                                                      13,052,781          1,669,532
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                         $  17,206,935      $  17,001,876
=================================================================================================================================

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (“the Company”) have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

        With respect to the unaudited condensed financial information of Protective Life and Annuity Insurance Company for the three-month and nine-month periods ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 15, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance and universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

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

                                                                           Segment Operating Income for the
                                                                         Nine Months Ended September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                       Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                             $ 4,875,864            $ 28,435,586           $   259,713
Reinsurance ceded                                                     (4,589,863)            (12,159,673)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              286,001              16,275,913               259,713
Net investment income                                                     17,542              21,669,852             2,830,978
Realized investment gains                                                                                              248,743
Other income                                                               9,488                                        23,455
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                     313,031              37,945,765             3,362,889
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                          (2,285)             20,492,911             2,666,484
Amortization of deferred policy acquisition costs                        387,639               3,917,681               289,357
Other operating expenses                                                (641,448)              6,161,941               134,309
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (256,094)             30,572,533             3,090,150
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 569,125               7,373,232               272,739
Less: realized investment gains                                                                                        248,743
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  569,125               7,373,232                23,996

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Asset             Corporate                              Total
                                                             Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                    $ 13,485,676                                             $ 47,056,839
Reinsurance ceded                                            (10,968,195)                                             (27,717,731)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                    2,517,481                                               19,339,108
Net investment income                                            375,390          $5,327,512                           30,221,274
Realized investment gains (losses)                                                   169,472                              418,215
Other income                                                                           4,983                               37,926
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           2,892,871           5,501,967                           50,016,523
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                               1,422,723                                               24,579,833
Amortization of deferred policy acquisition costs                572,052                                                5,166,729
Other operating expenses                                         341,839             167,063                            6,163,704
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             2,336,614             167,063                           35,910,266
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         556,257           5,334,904                           14,106,257
Less: realized investment gains (losses)                                             169,472
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 556,257           5,165,432
Income tax expense                                                                                  $4,821,896          4,821,896
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $  9,284,361
===================================================================================================================================

                                                                            Segment Operating Income for the
                                                                         Three Months Ended September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                       Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                              $1,843,384             $ 9,305,944             $  58,587
Reinsurance ceded                                                     (1,739,408)             (4,087,420)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                              103,976               5,218,524                58,587
Net investment income                                                      6,260               7,162,370               950,885
Realized investment gains                                                                                               26,982
Other income                                                               9,487                                         7,816
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                     119,723              12,380,894             1,044,270
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                         (11,990)              7,348,857               773,844
Amortization of deferred policy acquisition costs                        160,975               1,330,943               102,182
Other operating expenses                                                (271,822)              1,979,078                64,423
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (122,837)             10,658,878               940,449
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 242,560               1,722,016               103,821
Less: realized investment gains                                                                                         26,982
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  242,560               1,722,016                76,839

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Asset             Corporate                              Total
                                                              Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                     $ 3,923,938                                              $15,131,853
Reinsurance ceded                                             (3,088,619)                                              (8,915,447)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      835,319                                                6,216,406
Net investment income                                            120,802          $1,631,052                            9,871,369
Realized investment gains (losses)                                                   340,774                              367,756
Other income                                                                                                               17,303
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                             956,121           1,971,826                           16,472,834
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 426,819                                                8,537,530
Amortization of deferred policy acquisition costs                199,415                                                1,793,515
Other operating expenses                                         106,052              93,730                            1,971,461
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               732,286              93,730                           12,302,506
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         223,835           1,878,096                            4,170,328
Less: realized investment gains (losses)                                             340,774
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 223,835           1,537,322
Income tax expense                                                                                  $1,354,306          1,354,306
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 2,816,022
===================================================================================================================================

                                                                            Segment Operating Income for the
                                                                         Nine Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                       Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $2,507,808             $30,069,926            $  237,924
Reinsurance ceded                                                     (2,449,295)            (13,106,178)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                               58,513              16,963,748               237,924
Net investment income                                                     29,854              21,948,904             2,789,867
Realized investment gains (losses)                                                                                     262,490
Other income                                                                                      (5,045)               17,613
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                      88,367              38,907,607             3,307,894
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                         (58,639)             19,543,055             3,010,433
Amortization of deferred policy acquisition costs                        259,529               4,984,842               209,070
Other operating expenses                                                (573,248)              6,394,212               134,135
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (372,358)             30,922,109             3,353,638
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 460,725               7,985,498               (45,744)
Less: realized investment gains (losses)                                                                               262,490
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  460,725               7,985,498              (308,234)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Asset             Corporate                              Total
                                                              Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                     $22,950,507                                              $55,766,165
Reinsurance ceded                                            (20,311,018)                                             (35,866,491)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                    2,639,489                                               19,899,674
Net investment income                                            370,711          $5,559,656                           30,698,992
Realized investment gains (losses)                                                 3,122,072                            3,384,562
Other income                                                                         136,631                              149,199
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           3,010,200           8,818,359                           54,132,427
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                               1,769,399                                               24,264,248
Amortization of deferred policy acquisition costs                586,850                                                6,040,291
Other operating expenses                                         113,788              24,640                            6,093,527
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                             2,470,037              24,640                           36,398,066
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         540,163           8,793,719                           17,734,361
Less: realized investment gains (losses)                                           3,122,072
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 540,163           5,671,647
Income tax expense                                                                                  $6,193,450          6,193,450
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $11,540,911
===================================================================================================================================

                                                                            Segment Operating Income for the
                                                                         Three Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Life
                                                                       Marketing             Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                                $978,362             $ 9,806,651           $    74,045
Reinsurance ceded                                                       (905,587)             (4,404,257)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                               72,775               5,402,394                74,045
Net investment income                                                      6,730               7,064,121               919,847
Realized investment gains (losses)                                                                                     112,670
Other income                                                                                                             6,545
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                      79,505              12,466,515             1,113,107
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                          52,342               6,645,332             1,004,094
Amortization of deferred policy acquisition costs                         (3,423)              1,648,941               112,573
Other operating expenses                                                (347,526)              1,973,992                48,459
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      (298,607)             10,268,265             1,165,126
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                 378,112               2,198,250               (52,019)
Less: realized investment gains (losses)                                                                               112,670
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  378,112               2,198,250              (164,689)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Asset             Corporate                              Total
                                                              Protection          and Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Premiums and policy fees                                      $6,751,295                                              $17,610,353
Reinsurance ceded                                             (5,870,757)                                             (11,180,601)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                      880,538                                                6,429,752
Net investment income                                            127,556          $1,722,435                            9,840,689
Realized investment gains (losses)                                                   993,362                            1,106,032
Other income                                                                                                                6,545
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                           1,008,094           2,715,797                           17,383,018
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                 441,317                                                8,143,085
Amortization of deferred policy acquisition costs                198,445                                                1,956,536
Other operating expenses                                          42,685              34,999                            1,752,609
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                               682,447              34,999                           11,852,230
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                         325,647           2,680,798                            5,530,788
Less: realized investment gains (losses)                                             993,362
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 325,647           1,687,436
Income tax expense                                                                                  $1,934,028          1,934,028
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            $ 3,596,760
===================================================================================================================================

                                                                       Operating Segment Assets
                                                                           September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Life
                                                                 Marketing               Acquisitions            Annuities
-----------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                    $5,554,819               $556,673,045           $57,858,590
Deferred policy acquisition costs                                3,619,888                 87,480,079             2,112,432
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                               $9,174,707               $644,153,124           $59,971,022
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Asset            Corporate                             Total
                                                           Protection         and Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                               $26,970,757        $119,778,922       $119,940        $766,956,073
Deferred policy acquisition costs                            1,308,682                                             94,521,081
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $28,279,439        $119,778,922       $119,940        $861,477,154
===================================================================================================================================

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
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Asset            Corporate                             Total
                                                           Protection         and Other        Adjustments      Consolidated
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
===================================================================================================================================

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2004, and for the nine months then ended, the Company had capital and surplus of $119.8 million and net income of $10.2 million. At September 30, 2004, the asset valuation reserve held by the Company was $5.9 million.

NOTE E – COMPREHENSIVE INCOME

        The following table sets forth the Company’s comprehensive income for the periods shown:

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                                      2004            2003            2004            2003
-------------------------------------------------------------------------------------------------------------------------------

Net Income                                                       $  2,816,022      $ 3,596,760    $ 9,284,361     $11,540,911
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2004 - $6,964,464; 2003 - $(3,182,797)
   nine months: 2004 - $2,559,002; 2003 - $6,092,176)              12,934,004       (5,910,909)     4,752,433      11,314,041
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2004 - $(128,715); 2003 - $(387,111);
   nine months: 2004 - $(146,375); 2003 - $(1,184,597))              (239,041)        (718,920)      (271,840)     (2,199,965)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              $15,510,985      $(3,033,069)   $13,764,954     $20,654,987
===============================================================================================================================

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

        The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of September 30, 2004, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Annuities, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other.

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

Revenues

        The following table sets forth revenues by source for the periods shown:

   ----------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30                        SEPTEMBER 30
                                                               2004               2003              2004             2003
   ----------------------------------------------------------------------------------------------------------------------------

   Premiums and policy fees, net of reinsurance             $ 6,216,406        $ 6,429,752        $19,339,108    $19,899,674
   Net investment income                                      9,871,369          9,840,689         30,221,274     30,698,992
   Realized investment gains                                    367,756          1,106,032            418,215      3,384,562
   Other income                                                  17,303              6,545             37,926        149,199
   ----------------------------------------------------------------------------------------------------------------------------
                                                            $16,472,834        $17,383,018        $50,016,523    $54,132,427
   ============================================================================================================================

        Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.6 million or 2.8% in the first nine months of 2004 from the first nine months of 2003. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2003 or the first nine months of 2004, therefore decreases in older acquired policies resulted in a decrease of $0.7 million in the first nine months of 2004 as compared with the first nine months of 2003. The Asset Protection segment had a decrease of $0.1 million in premiums and policy fees in the first nine months of 2004 compared to the same period of 2003. Premiums and policy fees in the Annuities segment remained relatively flat in the first nine months of 2004 as compared to 2003, while premiums and policy fees in the Life Marketing segment increased $0.2 million for the same period.

        Net investment income in the first nine months of 2004 decreased by $0.5 million as compared to the corresponding period of the preceding year primarily due to a decrease in the average amount of invested assets. The percentage earned on average cash and investments was 6.0% in the first nine months of 2004 compared to 5.8% in the same period of 2003.

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

        Realized investment gains were $0.4 million in the first nine months of 2004 compared to $3.4 million in the first nine months of 2003. During the first nine months of 2004, the Company recorded $0.2 million of other-than-temporary impairments on its investments as compared to $0.3 million in the first nine months of 2003.

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

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
------------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                                    2004            2003             2004           2003
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  Life Marketing                                                 $  242,560      $  378,112       $   569,125    $   460,725
  Acquisitions                                                    1,722,016       2,198,250         7,373,232      7,985,498
  Annuities                                                          76,839        (164,689)           23,996       (308,234)
  Asset Protection                                                  223,835         325,647           556,257        540,163
  Corporate and Other                                             1,537,322       1,687,436         5,165,432      5,671,647
------------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
  Annuities                                                          26,982         112,670           248,743        262,490
  Corporate and Other                                               340,774         993,362           169,472      3,122,072
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
  Life Marketing                                                    242,560         378,112           569,125        460,725
  Acquisitions                                                    1,722,016       2,198,250         7,373,232      7,985,498
  Annuities                                                         103,821         (52,019)          272,739        (45,744)
  Asset Protection                                                  223,835         325,647           556,257        540,163
  Corporate and Other                                             1,878,096       2,680,798         5,334,904      8,793,719
------------------------------------------------------------------------------------------------------------------------------
       Total income before income tax                            $4,170,328      $5,530,788       $14,106,257     $17,734,361
==============================================================================================================================

        The Life Marketing segment had pretax operating income of $0.6 million in the first nine months of 2004 as compared to $0.5 million in the same period of 2003. The Company began operations in the Life Marketing segment in 2002. The increase in income is primarily attributable to growth of life insurance business-in-force.

        Pretax operating income from the Acquisitions segment was $7.4 million in the first nine months of 2004 as compared to $8.0 million in the same period of 2003. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2003 or in the first nine months of 2004.

        The Annuities segment had a pretax operating gain of less than $0.1 million in the first nine months of 2004 as compared to a pretax operating loss of $0.3 million in the same period of 2003. Volatile equity markets could negatively affect the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the future results in the variable annuity business and the related rate of amortization of deferred policy acquisition costs. Also, beginning January 2003, the Company is no longer marketing variable annuity products.

        The Asset Protection segment’s pretax operating income was $0.6 million in the first nine months of 2004, as compared to $0.5 million in the first nine months of 2003. The increase is primarily due to lower benefit and settlement expenses partially offset by higher operating expenses.

        The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Pretax operating income from this segment was $5.2 million in the first nine months of 2004 as compared to $5.7 million in the first nine months of 2003, primarily due to decreases in net investment income and other income and higher expenses not allocated to other segments.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

-------------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30                       SEPTEMBER 30
                                                                 2004             2003             2004             2003
-------------------------------------------------------------------------------------------------------------------------------

         Effective Income Tax Rates                              32.5%            35.0%            34.2%            34.9%
-------------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2003 was 34.9%. Management’s estimate of the effective income tax rate for the full year of 2004 is approximately 34.9%.

Net Income

        The following table sets forth net income for the periods shown:

-------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                                  2004             2003             2004             2003
-------------------------------------------------------------------------------------------------------------------------------

         Net Income                                             $2,816,022     $3,596,760        $9,284,361      $11,540,911
-------------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2003, net income in the first nine months of 2004 decreased $2.3 million, reflecting increases in operating income in the Life Marketing, Annuities, and Asset Protection segments, which were offset by decreases in the Acquisitions and Corporate and Other segments and lower realized investment gains.

Item 4. Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2004. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)     Changes in internal control over financial reporting

        No significant changes in our internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 6. Exhibits

(a)     Exhibit 31(a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31(b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32(a) – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32(b) – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99 – Safe Harbor for Forward-Looking Statements.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date:      November 15, 2004                         /s/ Steven G. Walker
                                                        Steven G. Walker
                                                        Senior Vice President, Controller
                                                        and Chief Accounting Officer
                                                        (Duly authorized officer)