Form 10-K
period 2004-12-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2005-03-31
CIK 1050566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2004	333-42425

PROTECTIVE LIFE AND ANNUITY

INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Alabama	63-0761690
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code: (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by checkmark whether the registrant is an accelerated filer. Yes ____ No X

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $10.00 Par Value, outstanding as of February 25, 2005: 250,000

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

PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. PLC periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and makes adjustments to its segment reporting as needed. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Products, Annuities, and Asset Protection. The Company has an additional segment referred to as Corporate and Other.

The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of December 31, 2004, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Asset Protection, and Annuities.

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

At December 31, 2004, $82.9 million of share-owners’ equity, excluding net unrealized gains and losses, represented net assets of the Company that cannot be transferred to Protective in the form of dividends, loans, or advances.

Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2005 is estimated to be $19.6 million.

In 2004, the Company declared and paid a cash dividend on common stock of $17.0 million. In 2003, the Company declared and paid a cash dividend on common stock of $12.1 million. The Company expects to continue to be able to pay cash dividends, subject to its earnings, financial condition and other relevant factors.

Item 6.	Selected Financial Data

Not required in accordance with General Instruction I(2)(a).

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These factors enter into management’s estimates of future profits which generally are used to amortize certain of such costs. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. At December 31, 2004, the Company had a deferred acquisition cost asset of $93.1 million.

The Company has a deferred policy acquisition costs asset of approximately $0.7 million related to its variable annuity product lines with an account balance of $14.1 million at December 31, 2004. The Company monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The Company’s monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the recoverability analysis include: a long-term equity market growth rate of 9%, reversion to the mean methodology with a reversion to the mean cap rate of 14%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. At December 31, 2004, the Company had total policy liabilities and accruals of $494.5 million.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of some investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in Notes 1 and 3 to the Financial Statements. At December 31, 2004, the Company held $625.1 million of available-for-sale investments, including $63.7 million in investments with a gross unrealized loss of $2.8 million.

The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

Revenues

The following table sets forth revenues by source for the periods shown:

	Year Ended December 31		Percentage Increase/(Decrease)
	2004	2003

Premiums and policy fees	$24,090,797	$24,898,748	(3.2)%
Net investment income	40,379,954	41,295,486	(2.2)
Realized investment gains	530,433	3,347,309	(84.2)
Other income	47,463	156,495	(69.7)
	$65,048,647	$69,698,038

Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.8 million or 3.2% in 2004 as compared to 2003. Premiums and policy fees in the Life Marketing segment increased $0.2 million in 2004 as compared to 2003 due to growth of business in-force. Premiums and policy fees in the Acquisitions segment are expected to decline with time unless new acquisitions are made. There were no new acquisitions made in 2004 or 2003, resulting in a decrease in premiums of $0.9 million.

Net investment income for 2004 was $40.4 million, 2.2% lower than for the preceding year primarily due to lower amounts of invested assets for the year 2004 as compared to 2003. The percentage earned on average cash and investments was 6.0% in 2004 and 5.9% in 2003.

Realized investment gains in 2004 were approximately $0.5 million as compared to $3.3 million in 2003. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale."

The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities. During 2004, the Company recorded other-than-temporary impairments in its investments of $0.2 million, as compared to $0.3 million in 2003. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Investments” included herein.

Income Before Income Tax

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs (DAC). Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table sets forth segment operating income (loss) and income (loss) before income tax by business segment for the periods shown:

Segment Operating Income (Loss) and Income (Loss) Before Income Tax
	Year Ended December 31
	2004	2003
Segment Operating Income (Loss)(1)
Life Marketing	$ 856,955	$ 771,259
Acquisitions	9,937,149	10,690,666
Annuities	(7,724)	(189,642)
Asset Protection	603,761	639,252
Corporate and Other	6,979,145	7,970,227

Realized Investment Gains
Annuities	274,035	262,490
Corporate and Other	256,398	3,084,819
Income Before Income Tax
Life Marketing	856,955	771,259
Acquisitions	9,937,149	10,690,666
Annuities	266,311	72,848
Asset Protection	603,761	639,252
Corporate and Other	7,235,543	11,055,046
Total income before income tax	$18,899,719	$23,229,071
(1) Income before income tax excluding realized investment gains and related amortization of deferred policy acquisition costs.

The Company became involved with PLC’s Life Marketing segment during 2002. Segment operating income in 2004 was relatively unchanged as the $0.2 million increase in net premiums was substantially offset by higher benefits expense and amortization of DAC. Income from the Acquisitions segment decreased $0.8 million in 2004 as compared to 2003, as no new acquisitions were made in 2004 or 2003. Earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Annuities segment 2004 operating income improved by $0.2 million primarily due to an increase in net investment income and a reduction in benefits expense. The Asset Protection segment’s 2004 income remained relatively unchanged as compared to 2003.

The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Operating income in 2004 decreased $1.0 million as compared to 2003, primarily due to decreased net investment income on unallocated capital.

Income Tax Expense

The following table sets forth the effective income tax rates for the periods shown:

Year Ended December 31	Effective Income Tax Rates

2004	35.2%
2003	34.9

Management's current estimate of the effective income tax rate for 2005 is 34.9%.

Net Income

The following table sets forth net income for the periods shown:

	Net Income
Year Ended December 31	Amount	Percentage Increase/(Decrease)

2004	$12,251,849	(19.0)%
2003	15,117,367	75.3

Net income for 2004 decreased compared to 2003, reflecting lower realized investment gains and lower operating earnings in Acquisitions, Asset Protection, and Corporate and Other, partially offset by improved operating earnings in the Life Marketing and Annuities segments.

INVESTMENTS

Portfolio Description

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

The Company’s investments in debt securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2004, the Company’s fixed maturity investments (bonds) had a market value of $625.1 million, which is 8.0% above amortized cost of $578.8 million. The Company had $1.2 million in mortgage loans at December 31, 2004. While the Company’s mortgage loans do not have quoted market values, at December 31, 2004, the Company estimates the market value of its mortgage loans to also be $1.2 million (using discounted cash flows from the next call date).

At December 31, 2003, the Company’s fixed maturity investments had a market value of $636.5 million, which was 6.3% above amortized cost of $598.9 million. The Company estimated the market value of its mortgage loans to be $1.4 million at December 31, 2003.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $80.5 million at December 31, 2004, representing 11.8% of the Company’s total invested assets.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31 is as follows:

Rating	2004	2003

AAA	7.9%	9.7%
AA	8.8	6.7
A	36.9	38.4
BBB	40.3	40.0
BB or Less	6.1	5.2
	100.0%	100.0%

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

The Company generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

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

There are certain risks and uncertainties associated with determining whether declines in market values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2004, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2004, the Company had an overall pretax net unrealized gain of $46.3 million.

For traded and private fixed maturity securities held by the Company that are in an unrealized loss position at December 31, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
<= 90 days	$21,611,576	34.0%	$21,952,730	33.0%	$ (341,154)	12.3%
>90 days but <= 180 days	0	0.0	0	0.0	0	0.0
>180 days but <= 270 days	6,703,519	10.5	6,833,223	10.3	(129,704)	4.7
>270 days but <= 1 year	3,751,571	5.9	3,825,228	5.8	(73,657)	2.7
>1 year but <= 2 years	25,630,997	40.3	26,812,077	40.4	(1,181,080)	42.6
>2 years but <= 3 years	0	0.0	0	0.0	0	0.0
>3 years but <= 4 years	3,530,000	5.5	4,000,000	6.0	(470,000)	17.0
>4 years but <= 5 years	0	0.0	0	0.0	0	0.0
>5 years	2,445,000	3.8	3,016,754	4.5	(571,754)	20.7
Total	$63,672,663	100.0%	$66,440,012	100.0%	$(2,767,349)	100.0%

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2004, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Agency mortgages	$ 8,114,820	12.8%	$ 8,140,498	12.3%	$ (25,678)	0.9%
Basic industrial	6,833,520	10.7	6,999,233	10.5	(165,713)	6.0
Communications	6,033,080	9.5	6,934,067	10.4	(900,987)	32.5
Electric	15,986,213	25.1	16,929,939	25.5	(943,726)	34.1
Energy	1,926,408	3.0	1,998,444	3.0	(72,036)	2.6
Insurance	6,629,422	10.4	6,939,123	10.4	(309,701)	11.2
Natural gas	5,683,002	8.9	5,963,840	9.0	(280,838)	10.1
Non-agency mortgages	2,256,466	3.6	2,258,660	3.4	(2,194)	0.1
Other finance	642,553	1.0	644,293	1.0	(1,740)	0.1
Transportation	3,970,403	6.2	3,999,972	6.0	(29,569)	1.1
U.S. Government	5,596,776	8.8	5,631,943	8.5	(35,167)	1.3
Total	$63,672,663	100.0%	$66,440,012	100.0%	$(2,767,349)	100.0%

The range of maturity dates for securities in an unrealized loss position at December 31, 2004 varies, with 26.8% maturing in less than 5 years, 22.5% maturing between 5 and 10 years, and 50.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2004.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
AAA/AA/A	$45,196,261	71.0%	$46,473,592	69.9%	$(1,277,331)	46.2%
BBB	12,501,402	19.6	12,949,666	19.5	(448,264)	16.2
Investment grade	57,697,663	90.6	59,423,258	89.4	(1,725,595)	62.4
B	5,975,000	9.4	7,016,754	10.6	(1,041,754)	37.6
Below investment grade	5,975,000	9.4	7,016,754	10.6	(1,041,754)	37.6
Total	$63,672,663	100.0%	$66,440,012	100.0%	$(2,767,349)	100.0%

At December 31, 2004, securities in an unrealized loss position that were rated as below investment grade represented 9.4% of the total market value and 37.6% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $1.0 million. The Company generally purchases its investments with the intent to hold to maturity. The Company does not consider these unrealized losses as other-than-temporary impairments.

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
>3 years but <= 4 years	$3,530,000	59.1%	$4,000,000	57.0%	$ (470,000)	45.1%
>5 years	2,445,000	40.9	3,016,754	43.0	(571,754)	54.9
Total	$5,975,000	100.0%	$7,016,754	100.0%	$(1,041,754)	100.0%

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the year ended December 31, 2004, the Company recorded pretax other-than-temporary impairments in its investments of $0.2 million as compared to $0.3 million in the year ended December 31, 2003.

As discussed earlier, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the year ended December 31, 2004, the Company sold securities in an unrealized loss position with a market value of $5.7 million resulting in a realized loss of less than $0.1 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	Realized Loss
<=90 days	$5,964,600	$(34,492)

Market Risk Exposures

The Company’s financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, and equity price risks. The Company analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.

The Company believes its asset/liability management programs and procedures and certain product features provide protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

The following table sets forth the estimated market values of the Company’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

At December 31	Amount	Percent Change

2004
Fixed maturities	$575,039,418	(8.0)%
Mortgage loans	1,191,084	(0.6)

2003
Fixed maturities	$588,314,990	(7.6)%
Mortgage loans	1,418,972	(0.7)

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

The Company’s annuity products tend to be more sensitive to market risks than the Company’s other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At December 31, 2004, the Company had $60.0 million of annuity account balances with an estimated fair value of $64.3 million (using surrender values). At December 31, 2003, the Company had $57.9 million of annuity account balances with an estimated fair value of $62.2 million.

The following table sets forth the estimated fair values of the Company’s annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change

2004
Annuity account balances	$64,487,145	5.0%

2003
Annuity account balances	$64,959,635	4.5%

Estimated fair values were derived from the durations of the Company’s annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of the Company’s annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Approximately 10% of the Company’s liabilities relate to products (primary whole life insurance) the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

The following financial statements are located in this report on the pages indicated.

Page
Report of Independent Registered Public Accounting Firm	11
Statements of Income for the years ended December 31, 2004, 2003, and 2002	12
Balance Sheets as of December 31, 2004 and 2003	13
Statements of Share-Owners’ Equity for the years ended December 31, 2004, 2003, and 2002	14
Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	15
Notes to Financial Statements	16
Financial Statement Schedules: Schedule III — Supplementary Insurance Information Schedule IV — Reinsurance	29 30
All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owners of

Protective Life and Annuity Insurance Company:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life and Annuity Insurance Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP

Birmingham, Alabama

March 30, 2005

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME

	Year Ended December 31
	2004	2003	2002

Revenues
Premiums and policy fees	$ 61,713,352	$ 72,195,967	$ 51,293,397
Reinsurance ceded	(37,622,555)	(47,297,219)	(23,734,401)
Net of reinsurance ceded	24,090,797	24,898,748	27,558,996
Net investment income	40,379,954	41,295,486	36,245,837
Realized investment gains (losses)	530,433	3,347,309	(696,209)
Other income	47,463	156,495	11,087
	65,048,647	69,698,038	63,119,711

Benefits and Expenses
Benefits and settlement expenses (net of reinsurance ceded: 2004 - $28,535,116; 2003 - $30,371,296; 2002 - $18,296,707)	31,579,558	30,776,253	33,299,046
Amortization of deferred policy acquisition costs	6,950,982	7,890,345	8,639,183
Other operating expenses (net of reinsurance ceded: 2004 - $483,839; 2003 - $(1,700,478); 2002 - $31,857,142)	7,618,388	7,802,369	7,934,561
	46,148,928	46,468,967	49,872,790

Income before income tax	18,899,719	23,229,071	13,246,921

Income tax expense
Current	5,258,677	702,883	0
Deferred	1,389,193	7,408,821	4,622,272
Total income tax expense	6,647,870	8,111,704	4,622,272

Net income	$ 12,251,849	$ 15,117,367	$ 8,624,649

See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

BALANCE SHEETS

	December 31
	2004	2003
ASSETS
Investments:
Fixed maturities, at market (amortized cost: 2004 - $578,812,588; 2003 - $598,941,913)	$625,095,231	$636,460,275
Mortgage loans	1,177,521	1,393,720
Policy loans	52,994,451	54,066,125
Short-term investments	10	1,200,413
Total investments	679,267,213	693,120,533
Cash	10,337,198	13,052,781
Accrued investment income	10,825,632	11,116,301
Accounts and premiums receivable, net of allowance for uncollectible amounts (2004 - $7,000; 2003 - $7,000)	396,654	530,133
Reinsurance receivables	43,363,998	61,159,477
Deferred policy acquisition costs	93,107,390	95,168,662
Other assets	13,027	14,897
Assets related to separate accounts
Variable annuity	10,629,080	10,987,259
Total assets	$847,940,192	$885,150,043

LIABILITIES
Policy liabilities and accruals:
Future policy benefits and claims	$486,995,573	$496,884,724
Unearned premiums	7,513,955	13,824,017
Total policy liabilities and accruals	494,509,528	510,708,741
Annuity account balances	59,989,579	57,894,232
Other policyholders’ funds	2,765,727	2,695,070
Funds held-coinsurance	25,713,359	46,762,354
Other liabilities	8,736,280	15,506,447
Accrued income taxes	(529,937)	702,883
Deferred income taxes	41,614,693	36,842,882
Liabilities related to separate accounts
Variable annuity	10,629,080	10,987,259
Total liabilities	643,428,309	682,099,868

COMMITMENTS AND CONTINGENT LIABILITIES – NOTE 5

SHARE-OWNERS’ EQUITY
Preferred Stock, $1.00 par value, shares
authorized, issued and outstanding: 2,000	2,000	2,000
Common Stock, $10.00 par value
Shares authorized: 2004 and 2003 – 500,000
Shares issued and outstanding: 2004 and 2003 – 250,000	2,500,000	2,500,000
Additional paid-in capital	171,386,324	171,386,324
Retained earnings	7,662,382	12,410,533
Accumulated other comprehensive income:
Net unrealized gains on investments
(net of income tax: 2004 - $12,363,711; 2003 - $9,019,940)	22,961,177	16,751,318
Total share-owners’ equity	204,511,883	203,050,175
	$847,940,192	$885,150,043

See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

STATEMENTS OF SHARE-OWNERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gains (Losses) On Investments	Total Share-Owners’ Equity

Balance, December 31, 2001	$2,000	$2,500,000	$101,386,324	$ 15,468,517	$ 2,388,252	$121,745,093
Net income for 2002				8,624,649		8,624,649
Change in net unrealized gains/losses on
investments (net of income tax: $3,589,263)					6,665,774	6,665,774
Reclassification adjustment for amounts included
in net income (net of income tax: $243,673)					452,536	452,536
Comprehensive income for 2002						15,742,959
Common dividends ($58.80 per share)				(14,700,000)		(14,700,000)
Preferred dividends ($25.00 per share)				(50,000)		(50,000)
Capital contribution			70,000,000			70,000,000
Balance, December 31, 2002	2,000	2,500,000	171,386,324	9,343,166	9,506,562	192,738,052
Net income for 2003				15,117,367		15,117,367
Change in net unrealized gains/losses on
investments (net of income tax: $5,072,581)					9,420,507	9,420,507
Reclassification adjustment for amounts included
in net income (net of income tax: $(1,171,558))					(2,175,751)	(2,175,751)
Comprehensive income for 2003						22,362,123
Common dividends ($48.20 per share)				(12,050,000)		(12,050,000)
Balance, December 31, 2003	2,000	2,500,000	171,386,324	12,410,533	16,751,318	203,050,175
Net income for 2004				12,251,849		12,251,849
Change in net unrealized gains/losses on
investments (net of income tax: $3,529,422)					6,554,640	6,554,640
Reclassification adjustment for amounts included
in net income (net of income tax: $(185,652))					(344,781)	(344,781)
Comprehensive income for 2004						18,461,708
Common dividends ($68.00 per share)				(17,000,000)		(17,000,000)
Balance, December 31, 2004	$2,000	$2,500,000	$171,386,324	$ 7,662,382	$22,961,177	$204,511,883

See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 12,251,849	$ 15,117,367	$ 8,624,649
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(530,433)	(3,347,309)	696,209
Amortization of deferred policy acquisition costs	6,950,982	7,890,345	8,639,183
Capitalization of deferred policy acquisition costs	(4,081,194)	(2,813,504)	(2,161,267)
Deferred income taxes	1,389,193	7,408,821	4,622,272
Accrued income tax	(1,232,820)	0	0
Interest credited to universal life and investment products	20,737,779	21,321,965	29,693,764
Policy fees assessed on universal life and investment products	(33,214,101)	(33,916,456)	(34,641,740)
Change in accrued investment income and other receivables	18,219,627	28,158,814	(64,001,084)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(18,694,411)	(40,194,549)	70,326,971
Change in funds held-coinsurance	(21,048,995)	(42,789,661)	86,607,188
Change in other liabilities	(6,770,167)	1,292,187	(231,372)
Other, net	654,508	7,058	(2,266)
Net cash provided by (used in) operating activities	(25,368,183)	(41,864,922)	108,172,507

CASH FLOWS FROM INVESTING ACTIVITIES
Investments available for sale, net of short-term investments
Maturities and principal reductions of investments	36,548,305	94,119,188	54,755,061
Sale of investments	36,032,255	81,324,718	80,524,090
Cost of investments acquired	(52,553,760)	(303,472,324)	(155,307,511)
Repayments of mortgage loans	216,199	399,870	923,905
Change in policy loans, net	1,071,674	741,026	(242,135)
Change in other long-term investments, net	0	572,818	(102,788)
Change in short-term investments, net	1,200,403	177,604,832	(166,805,245)
Net cash provided by (used in) investing activities	22,515,076	51,290,128	(186,254,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to share owners	(17,000,000)	(12,050,000)	(14,750,000)
Capital contribution	0	0	70,000,000
Investment product deposits and change in universal life deposits	25,656,649	23,487,618	69,229,610
Investment product withdrawals	(8,519,125)	(9,479,575)	(49,012,219)
Net cash provided by financing activities	137,524	1,958,043	75,467,391

CHANGE IN CASH	(2,715,583)	11,383,249	(2,614,725)
CASH AT BEGINNING OF YEAR	13,052,781	1,669,532	4,284,257
CASH AT END OF YEAR	$ 10,337,198	$ 13,052,781	$ 1,669,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

There was no cash paid during any of the periods presented related to interest on indebtedness or income taxes.

See notes to financial statements.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of Protective Life and Annuity Insurance Company (“the Company”) are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 2).

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

The preparation of financial statements in conformity with GAAP requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 was effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 did not have a material impact on the Company’s financial condition or results of operations.

INVESTMENTS

The Company has classified all of its investments in fixed maturities and short-term investments as "available for sale."

Investments are reported on the following bases:

•

Fixed maturities (bonds) – at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Mortgage loans – at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

•	Policy loans – at unpaid balances.

•	Other long-term investments – at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments – at amortized cost, which approximates current market value.

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

The market values of fixed maturities increase or decrease as interest rates fall or rise. As prescribed by GAAP investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owners’ equity.

Investment securities are regularly reviewed for impairment. Unrealized losses that are deemed to be other-than-temporary are recognized in realized gains (losses). See Note 3 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

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

The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits was approximately $95.0 million and $100.1 million at December 31, 2004 and 2003, respectively. During 2004, $5.1 million of present value of future profits was amortized. During 2003, $6.4 million of present value of future profits was amortized. No amounts were capitalized during 2004 or 2003.

The expected amortization of the present value of future profits for the next five years is as follows:

Year	Expected Amortization
2005	$5,576,901
2006	5,698,837
2007	5,910,611
2008	6,155,289
2009	5,820,536

SEPARATE ACCOUNTS

The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying financial statements. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying statements of income.

REVENUES AND BENEFITS EXPENSE

Traditional Life, Health, and Credit Insurance Products:

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2004 range from 6.6% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims is summarized as follows:

	2004	2003	2002

Balance beginning of year	$9,966,882	$ 7,834,114	$ 7,074,480
Less reinsurance	4,616,804	2,339,338	1,459,829

Net balance beginning of year	5,350,078	5,494,776	5,614,651

Incurred related to:
Current year	9,046,450	13,466,361	11,448,215
Prior year	228,614	776,513	181,838
Total incurred	9,275,064	14,242,874	11,630,053

Paid related to:
Current year	7,217,505	13,396,238	10,612,857
Prior year	1,966,999	991,334	1,137,071
Total paid	9,184,504	14,387,572	11,749,928

Net balance end of year	5,440,641	5,350,078	5,494,776
Plus reinsurance	2,904,719	4,616,804	2,339,338
Balance end of year	$8,345,360	$ 9,966,882	$ 7,834,114

Universal Life and Investment Products:

Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life ranged from 4.6% to 6.0% and investment products ranged from 2.6% to 7.8% in 2004.

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

Note 2 —STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to share-

owners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) agents' debit balances and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost.

The net income and share-owners’ equity prepared in conformity with statutory reporting practices as compared to that reported in the accompanying financial statements are as follows:

	Net Income			Share-Owners’ Equity
	2004	2003	2002	2004	2003	2002
In conformity with statutory reporting practices	$14,668,506	$23,154,434	$10,879,132	$105,382,711	$108,738,317	$102,550,549
In conformity with GAAP	$12,251,849	$15,117,367	$ 8,624,649	$204,511,883	$203,050,175	$192,738,052

Note 3 — INVESTMENT OPERATIONS

Major categories of net investment income for the years ended December 31 are summarized as follows:

	2004	2003	2002

Fixed maturities	$38,588,641	$38,891,316	$33,778,487
Mortgage loans	107,197	113,288	170,428
Policy loans	3,630,393	3,703,603	3,748,912
Other, principally short-term investments	218,724	460,662	312,989
	42,544,955	43,168,869	38,010,816
Investment expenses	(2,165,001)	(1,873,383)	(1,764,979)
	$40,379,954	$41,295,486	$36,245,837

Realized investment gains (losses) for the years ended December 31 are summarized as follows:

	2004	2003	2002

Fixed maturities	$530,433	$2,645,663	$(480,629)
Short-term investments	0	701,646	(215,580)
	$530,433	$3,347,609	$(696,209)

In 2004, gross gains on the sale of investments available for sale (fixed maturities and short-term investments) were $0.7 million and gross losses were $0.2 million. In 2003, gross gains were $3.6 million and gross losses were $0.3 million. In 2002, gross gains were $2.1 million and gross losses were $2.8 million.

The amortized cost and estimated market values of the Company's investments classified as available for sale at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2004
Fixed maturities:
Bonds:
Mortgage-backed securities	$ 30,473,593	$ 539,303	$ (27,872)	$ 30,985,024
US Government and authorities	7,648,875	67,288	(35,168)	7,680,995
Public utilities	117,289,471	8,067,338	(1,083,796)	124,273,013
All other corporate bonds	423,400,649	40,376,063	(1,620,513)	462,156,199
	578,812,588	49,049,992	(2,767,349)	625,095,231
Short-term investments	10	0	0	10
	$578,812,598	$49,049,992	$(2,767,349)	$625,095,241

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2003
Fixed maturities:
Bonds:
Mortgage-backed securities	$ 42,286,991	$ 931,855	$ (130,262)	$ 43,088,584
US Government and authorities	7,702,497	155,328	(516)	7,857,309
Public utilities	123,694,171	6,064,624	(2,018,769)	127,740,026
All other corporate bonds	425,258,254	34,228,100	(1,711,998)	457,774,356
	598,941,913	41,379,907	(3,861,545)	636,460,275
Short-term investments	1,200,413	0	0	1,200,413
	$600,142,326	$41,379,907	$ (3,861,545)	$637,660,688

The amortized cost and estimated market value of fixed maturities at December 31, 2004, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Amortized Cost	Estimated Market Values

Due in one year or less	$ 27,211,620	$ 27,616,557
Due after one year through five years	77,040,962	81,048,206
Due after five years through ten years	153,802,505	165,163,942
Due after ten years	320,757,501	351,266,526
	$578,812,588	$625,095,231

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other than temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2004, 2003, and 2002, the Company recorded other-than-temporary impairments in its investments of $0.2 million, $0.3 million, and $4.3 million, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$10,371,286	$ (27,872)	$ 0	$ 0	$10,371,286	$ (27,872)
US Government	5,596,776	(35,168)	0	0	5,596,776	(35,168)
Public Utilities	988,133	(10,087)	20,739,162	(1,073,710)	21,727,295	(1,083,797)
Other Corporate bonds	15,110,471	(471,388)	10,866,835	(1,149,124)	25,977,306	(1,620,512)
	$32,066,666	$(544,515)	$31,605,997	$(2,222,834)	$63,672,663	$(2,767,349)

The other corporate bonds and public utilities categories had gross unrealized losses in an unrealized loss position for greater than 12 months of $1.1 million and $1.1 million, respectively, at December 31, 2004. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information, including the Company’s ability and intent to hold these securities to recovery.

At December 31, 2004 and 2003, the Company had bonds which were rated less than investment grade of $38.4 million and $33.4 million, respectively, having an amortized cost of $35.4 million and $31.8 million, respectively. Approximately $80.5 million of bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturities for the years ended December 31 is summarized as follows:

	2004	2003	2002
Fixed maturities	$5,696,783	$10,231,417	$12,109,764

At December 31, 2004 and 2003, the Company had no problem mortgage loans (over sixty days past due) or foreclosed properties. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on the Company’s evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans.

Policy loan interest rates generally range from 4.5% to 8.0%.

Note 4 — FEDERAL INCOME TAXES

The Company's effective income tax rate varied from the maximum federal income tax rate as follows:

	2004	2003	2002

Statutory federal income tax rate applied to pretax income	35.0%	35.0%	35.0%
State taxes	0.3	0.0	0.0
Tax-exempt interest	(0.1)	(0.1)	(0.1)
Effective income tax rate	35.2%	34.9%	34.9%

The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

The components of the Company’s income tax expense for the years ended December 31 are as follows:

	2004	2003	2002

Taxes estimated to be payable currently:
Federal	$5,154,776	$ 702,883	$ 0
State	103,901	0	0
Total current	$5,258,677	$ 702,883	$ 0
Taxes deferred:
Federal	$1,389,193	$7,408,821	$4,622,272

The components of the Company's net deferred income tax liability as of December 31 were as follows:

	2004	2003

Deferred income tax assets:
Policy and policyholder liability reserves	$ 4,357,520	$ 3,364,248
Unrealized (gains) losses on investments	(12,251,844)	(6,041,629)
	(7,894,324)	(2,677,381)
Deferred income tax liabilities:
Deferred policy acquisition costs	33,866,477	34,322,937
Other	(146,108)	(157,436)
	33,720,369	34,165,501
Net deferred income tax liability	$ 41,614,693	$36,842,882

The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2004, $529,937 was due from PLC for income tax liabilities. At December 31, 2003, $702,883 was payable to PLC for income tax liabilities.

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

Note 6 — SHARE-OWNERS’ EQUITY AND RESTRICTIONS

Dividends on common stock are noncumulative and are paid as determined by the Board of Directors. At December 31, 2004, approximately $82.9 million of share-owners’ equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to Protective. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to Protective by the Company in 2005 is estimated to be $14.7 million.

Note 7 — PREFERRED STOCK

The Company’s preferred stock pays, when and if declared, noncumulative participating dividends to the extent the Company’s statutory earnings for the immediately preceding year exceeded $1.0 million. No preferred dividends were paid in 2004 or 2003. In 2002, the Company paid $50,000 of preferred dividends.

Note 8 — RELATED PARTY MATTERS

The Company purchases data processing, legal, investment, and other management services from PLC and other affiliates. The cost of such services was $10.2 million in 2004, $9.6 million in 2003, and $8.4 million in 2002.

Receivables from and payables to related parties consisted of receivables from and payables to affiliates under control of PLC in the amount of a $3.3 million payable at December 31, 2004 and a $7.5 million payable at December 31, 2003. The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

Protective and the Company entered into a guaranty agreement on October 27, 1993, whereby Protective guaranteed the payment of all insurance policy claims made by the holders or beneficiaries of any of the Company’s policies which were issued after the date of the guaranty agreement in accordance with the terms of said policies. Total liabilities for policies covered by this agreement were $108.8 million and $100.4 million at December 31, 2004 and 2003, respectively.

Protective and the Company also entered into a guaranty agreement on December 31, 1995, whereby Protective guaranteed that the Company will perform all of the obligations of Protective pursuant to the terms and conditions of an indemnity coinsurance agreement between Protective and an unaffiliated life insurance company. Total liabilities related to this coinsurance agreement were $9.4 million at December 31, 2004 and 2003.

Note 9 — OPERATING SEGMENTS

PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•

The Company became involved with PLC’s Life Marketing segment beginning in 2002. PLC’s Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis primarily through networks of independent insurance agents and brokers, and in the BOLI market.

•	The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

•

The Annuities segment manufactures, sells, and supports fixed annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

•	The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobile and watercraft.

The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt).

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment.

Assets are allocated based on statutory policy liabilities and deferred policy acquisition costs directly attributable to each segment.

There are no significant intersegment transactions.

The following table sets forth segment operating income and assets for the periods shown. Asset adjustments represent the inclusion of assets related to discontinued operations.

	Life Marketing	Acquisitions	Asset Protection	Annuities	Corporate and Other	Adjustments	Total

2004
Premiums and policy fees	$ 6,890,124	$ 37,700,453	$ 16,805,378	$ 317,397			$ 61,713,352
Reinsurance ceded	(6,483,743)	(17,652,243)	(13,486,569)				(37,622,555)
Net of reinsurance ceded	406,381	20,048,210	3,318,809	317,397			24,090,797
Net investment income	23,957	28,894,424	502,922	3,814,727	$ 7,143,924		40,379,954
Realized investment gains				274,035	256,398		530,433
Other income	9,488	15		32,977	4,983		47,463
Total revenues	439,826	48,942,649	3,821,731	4,439,136	7,405,305		65,048,647
Benefits and settlement expenses	161,747	25,809,622	2,014,126	3,594,063			31,579,558
Amortization of deferred policy acquisition costs	663,408	5,168,083	741,134	378,357			6,950,982
Other operating expenses	(1,242,284)	8,027,795	462,710	200,405	169,762		7,618,388
Total benefits and expenses	(417,129)	39,005,500	3,217,970	4,172,825	169,762		46,148,928
Income before income tax	856,955	9,937,149	603,761	266,311	7,235,543		18,899,719
Less: realized investment gains				274,035	256,398
Operating income (loss)	856,955	9,937,149	603,761	(7,724)	6,979,145
Income tax expense						$6,647,870	6,647,870
Net income							$ 12,251,849

2003
Premiums and policy fees	$ 3,569,913	$ 39,619,941	$ 28,719,566	$ 286,547			$ 72,195,967
Reinsurance ceded	(3,351,825)	(18,675,274)	(25,270,120)				(47,297,219)
Net of reinsurance ceded	218,088	20,944,667	3,449,446	286,547			24,898,748
Net investment income	38,387	29,143,524	499,944	3,720,590	$ 7,893,041		41,295,486
Realized investment gains				262,490	3,084,819		3,347,309
Other income (loss)		(5,045)		24,909	136,631		156,495
Total revenues	256,475	50,083,146	3,949,390	4,294,536	11,114,491		69,698,038
Benefits and settlement expenses	(4,920)	24,672,248	2,374,123	3,734,802			30,776,253
Amortization of deferred policy acquisition costs	335,099	6,461,913	778,226	315,107			7,890,345
Other operating expenses	(844,963)	8,258,319	157,789	171,779	59,445		7,802,369
Total benefits and expenses	(514,784)	39,392,480	3,310,138	4,221,688	59,445		46,468,967
Income before income tax	771,259	10,690,666	639,252	72,848	11,055,046		23,229,071
Less: realized investment gains				262,490	3,084,819
Operating income (loss)	771,259	10,690,666	639,252	(189,642)	7,970,227
Income tax expense						$8,111,704	8,111,704
Net income							$ 15,117,367

2002
Premiums and policy fees	$ 1,026,426	$ 43,313,961	$ 6,799,480	$ 153,530			$ 51,293,397
Reinsurance ceded	(883,972)	(19,505,909)	(3,344,520)				(23,734,401)
Net of reinsurance ceded	142,454	23,808,052	3,454,960	153,530			27,558,996
Net investment income	8,123	30,989,460	571,275	3,729,514	$ 947,465		36,245,837
Realized investment gains (losses)				79,719	(775,928)		(696,209)
Other income		5,072		6,015			11,087
Total revenues	150,577	54,802,584	4,026,235	3,968,778	171,537		63,119,711
Benefits and settlement expenses	186,800	27,513,318	2,087,070	3,511,858			33,299,046
Amortization of deferred policy acquisition costs	76,132	7,225,750	669,620	667,681			8,639,183
Other operating expenses	(254,425)	8,330,634	(324,360)	246,104	(63,392)		7,934,561
Total benefits and expenses	8,507	43,069,702	2,432,330	4,425,643	(63,392)		49,872,790
Income before income tax	142,070	11,732,882	1,593,905	(456,865)	234,929		13,246,921
Less: realized investment gains (losses)				79,719	(775,928)
Operating income (loss)	142,070	11,732,882	1,593,905	(536,584)	1,010,857
Income tax expense						$4,622,272	4,622,272
Net income							$ 8,624,649

Note 9 — OPERATING SEGMENTS (continued)

Operating Segment Assets	Life Marketing	Acquisitions	Asset Protection	Annuities	Corporate and Other	Adjustments	Total

2004
Investments and other assets	$ 8,440,192	$558,422,751	$23,408,930	$59,057,983	$105,382,771	$120,175	$754,832,802
Deferred policy acquisition costs	4,094,472	85,663,856	1,258,756	2,090,306			93,107,390
Total assets	$12,534,664	$644,086,607	$24,667,686	$61,148,289	$105,382,771	$120,175	$847,940,192

2003
Investments and other assets	$ 3,114,579	$580,346,285	$43,040,563	$57,121,591	$106,236,317	$122,046	$789,981,381
Deferred policy acquisition costs	2,114,680	89,265,855	1,495,557	2,292,570			95,168,662
Total assets	$ 5,229,259	$669,612,140	$44,536,120	$59,414,161	$106,236,317	$122,046	$885,150,043

Note 10 — REINSURANCE

The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company’s new life insurance and credit insurance sales is being reinsured. The Company regularly reviews the financial condition of its reinsurers.

The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer. At December 31, 2004, the Company had reinsured approximately 83.0% of the face value of its life insurance in force. Approximately 34% and 28% of the reinsurance receivable balances at December 31, 2004 and 2003, respectively, relate to one unaffiliated insurance company rated “A+” (Superior) by the A. M. Best Company, an independent rating organization. Another $16.0 million or 37% and $34.7 million or 57% of the reinsurance receivable balances at December 31, 2004 and 2003, respectively relates to Protective.

The Company has reinsured approximately $7.8 billion, $7.0 billion, and $6.6 billion in face amount of life insurance risks with other insurers representing $30.9 million, $50.1 million, and $23.0 million of premium income for 2004, 2003, and 2002 respectively. The Company has also reinsured accident and health risks representing $6.7 million, $(2.8) million, and $0.8 million of premium income for 2004, 2003, and 2002, respectively. In 2004 and 2003, policy and claim reserves relating to insurance ceded of $43.4 million and $61.2 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2004 and 2003, the Company had paid $2.9 million and $4.1 million, respectively, of ceded benefits which are recoverable from reinsurers.

The Company has assumed approximately $5.4 billion, $6.1 billion, and $7.2 billion in face amount of life insurance risks from other insurers representing $43.6 million, $66.0 million, and $42.2 million of premium income for 2004, 2003, and 2002 respectively. The Company has also assumed accident and health risks representing $6.7 million, $(3.4) million, and $(0.4) million of premium income for 2004, 2003, and 2002, respectively.

Note 11 — ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 are as follows:

	2004		2003
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values

Assets (see Notes 1 and 3):
Investments:
Fixed maturities	$625,095,231	$625,095,231	$636,460,275	$636,460,275
Mortgage loans on real estate	1,177,521	1,197,430	1,393,720	1,428,543
Short-term investments	10	10	1,200,413	1,200,413
Cash	10,337,198	10,337,198	13,052,781	13,052,781
Liabilities (see Note 1):
Annuity account balances	59,989,579	64,292,109	57,894,232	62,162,330

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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G	COL. H	COL. I	COL. J

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Unearned Premiums	Annuity Account Balances and Other Policyholders’ Funds	Net Premiums And Policy Fees	Net Investment Income (1)	Benefits And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (1)

Year Ended
December 31, 2004
Life Marketing	$ 4,094,472	$ 8,430,315	$ 0	$ 9,877	$ 406,381	$ 23,957	$ 161,747	$ 663,408	$(1,242,284)
Acquisitions	85,663,856	461,191,023	37,043	5,009,487	20,048,210	28,894,424	25,809,622	5,168,083	8,027,795
Asset Protection	1,258,756	15,326,387	7,476,912	605,631	3,318,809	502,922	2,014,126	741,134	462,710
Annuities	2,090,306	1,927,672	0	57,130,311	317,397	3,814,727	3,594,063	378,357	200,405
Corporate and Other	0	0	0	0	0	7,143,924	0	0	169,762
Adjustments(2)	0	120,176	0	0	0	0	0	0	0
TOTAL	$ 93,107,390	$486,995,573	$ 7,513,955	$62,755,306	$24,090,797	$40,379,954	$31,579,558	$6,950,982	$ 7,618,388

Year Ended
December 31, 2003
Life Marketing	$ 2,114,680	$ 3,110,738	$ 0	$ 3,841	$ 218,088	$ 38,387	$ (4,920)	$ 335,099	$ (844,963)
Acquisitions	89,265,855	462,928,399	39,188	4,931,676	20,944,667	29,143,524	24,672,248	6,461,913	8,258,319
Asset Protection	1,495,557	28,646,283	13,784,829	609,451	3,449,446	499,944	2,374,123	778,226	157,789
Annuities	2,292,570	2,077,258	0	55,044,334	286,547	3,720,590	3,734,802	315,107	171,779
Corporate and Other	0	0	0	0	0	7,893,041	0	0	59,445
Adjustments(2)	0	122,046	0	0	0	0	0	0	0
TOTAL	$ 95,168,662	$496,884,724	$13,824,017	$60,589,302	$24,898,748	$41,295,486	$30,776,253	$7,890,345	$ 7,802,369

Year Ended
December 31, 2002
Life Marketing	$ 583,131	$ 689,662	$ 0	$ 0	$ 142,454	$ 8,123	$ 186,800	$ 76,132	$ (254,425)
Acquisitions	100,007,935	460,211,404	43,965	4,841,464	23,808,052	30,989,460	27,513,318	7,225,750	8,330,634
Asset Protection	1,607,207	54,415,603	26,305,063	614,369	3,454,960	571,275	2,087,070	669,620	(324,360)
Annuities	2,581,309	1,962,360	0	57,272,062	153,530	3,729,514	3,511,858	667,681	246,104
Corporate and Other	0	0	0	0	0	947,465	0	0	(63,392)
Adjustments(2)	0	345,835	0	3,377,253	0	0	0	0	0
TOTAL	$104,779,582	$517,624,864	$26,349,028	$66,105,148	$27,558,996	$36,245,837	$33,299,046	$8,639,183	$ 7,934,561

(1)     Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)     Adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV — REINSURANCE

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2004:
Life insurance in force (1)	$ 4,016,805	$ 7,805,845	$ 5,387,174	$ 1,598,134	337.1%

Premiums and policy fees:
Life insurance	$ 9,654,242	$30,940,183	$43,639,087	$22,353,146	195.2%
Accident and health insurance	1,760,110	6,682,372	6,659,913	1,737,651	383.3
TOTAL	$11,414,352	$37,622,555	$50,299,000	$24,090,797

Year Ended December 31, 2003:
Life insurance in force (1)	$ 2,448,523	$ 7,022,711	$ 6,147,583	$ 1,573,395	390.7%

Premiums and policy fees:
Life insurance	$ 7,116,906	$50,146,129	$66,002,444	$22,973,221	287.3%
Accident and health insurance	2,513,551	(2,848,910)	(3,436,934)	1,925,527	-
TOTAL	$ 9,630,457	$47,297,219	$62,565,510	$24,898,748

Year Ended December 31, 2002:
Life insurance in force (1)	$ 1,045,749	$ 6,646,105	$ 7,207,124	$ 1,606,768	448.5%

Premiums and policy fees:
Life insurance	$ 6,379,102	$22,962,666	$42,221,864	$25,638,300	164.7%
Accident and health insurance	3,131,323	771,735	(438,892)	1,920,696	-
TOTAL	$ 9,510,425	$23,734,401	$41,782,972	$27,558,996
(1) Dollars in thousands

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our President (Principal Executive Officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2004. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Not required in accordance with General Instruction I(2)(c).

Item 11.	Executive Compensation

Not required in accordance with General Instruction I(2)(c).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Not required in accordance with General Instruction I(2)(c).

Item 13.	Certain Relationships and Related Transactions

Not required in accordance with General Instruction I(2)(c).

Item 14.	Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2004 and 2003 with respect to various services provided to PLC and its subsidiaries.

	2004	2003
Audit	$3.6 Million	$1.8 Million
Audit Related	0.2 Million	0.1 Million
Tax	0.5 Million	1.3 Million
All Other	0.0 Million	0.0 Million
Total	$4.3 Million	$3.2 Million

Audit fees were for professional services rendered for the audits of the consolidated financial statements of PLC, including the attestation report on management’s assessment of PLC’s internal control over financial reporting, statutory audits of subsidiaries, issuance of comfort letters, consents, and assistance with review of documents filed with the SEC and other regulatory authorities.

Audit-Related fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax fees were for services related to tax compliance (including the preparation of tax returns and claims for refund), tax planning and tax advice, including assistance with tax audits and appeals, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

All Other fees include fees that are appropriately not included in the Audit, Audit Related, and Tax categories.

The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2006 was approved by the Audit Committee of PLC’s Board of Directors on March 7, 2005. The Audit Committee's policy is to pre-approve, generally for a twelve-month period, the audit, audit-related, tax and other services provided by the independent accountants. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements (Item 8)

2.	Financial Statement Schedules (see index annexed)

3.	Exhibits:

The exhibits listed in the Exhibit Index on page 35 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

By: /s/ WAYNE E. STUENKEL

President

March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

		Signature		Title	Date
(i)	Principal Executive Officer
	/s/	WAYNE E. STUENKEL	President
		Wayne E. Stuenkel			March 30, 2005
(ii)	Principal Financial Officer
	/s/	ALLEN W. RITCHIE	Chief Financial Officer, Executive
		Allen W. Ritchie	Vice President and Director		March 30, 2005

(iii)	Principal Accounting Officer
	/s/	STEVEN G. WALKER	Senior Vice President, Controller
	Steven G. Walker		and Chief Accounting Officer	March 30, 2005
(iv)	Board of Directors:
	*		Director	March 30, 2005

John D. Johns

*	Director	March 30, 2005

Richard J. Bielen

*	Director	March 30, 2005

R. Stephen Briggs

*	Director	March 30, 2005

Deborah J. Long

*	Director	March 30, 2005

Allen W. Ritchie

*By: /s/	STEVEN G. WALKER

Steven G. Walker

Attorney-in-fact

EXHIBIT INDEX

Item

Number	Document

*	3 (a) (1)	1998 Amended and Restated Articles of Incorporation
*	3 (a) (2)	Articles of Amendment to 1998 Amended and Restated Articles of Incorporation
*****	3(b)	Amended and Restated Bylaws Effective August 1, 2000
**	4(a)	Tax-Sheltered Annuity Endorsement
**	4(b)	Qualified Retirement Plan Endorsement
**	4(c)	Individual Retirement Annuity Endorsement
***	4(d)	Group Modified Guaranteed Annuity Contract
***	4(e)	Application for Group Modified Guaranteed Annuity Contract
***	4(f)	Individual Modified Guaranteed Annuity Certificate
****	10(a)	Guaranty Agreement from Protective Life Insurance Company
****	10(a) (1)	Amendment to Guaranty Agreement from Protective Life Insurance Company
******	10(b)	Indemnity Reinsurance Agreement By and Between Protective Life &

Annuity Insurance Company and First Fortis Life Insurance Company dated December 31, 2001

24	Power of Attorney
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Safe Harbor for Forward-Looking Statements

* Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
** Incorporated herein by reference to the Registrant’s Form N-4 Registration Statement, Registration No. 333-41577, filed on December 5, 1997.
*** Incorporated herein by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-1 Registration Statement, Registration No. 333-42425, filed on April 16, 1998.
****	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
*****	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
******	Incorporated herein by reference to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001.