Form 10-Q
period 2005-03-31
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2005-05-13
CIK 1050566

FORM 10-Q
____________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number 333-42425
Protective Life and Annuity Insurance Company
(Exact name of registrant as specified in its charter)
Alabama (State or other jurisdiction of incorporation or organization)	63-0761690 (IRS Employer Identification Number)
2801 Highway 280 South Birmingham, Alabama 35223 (Address of principal executive offices and zip code)
(205) 268-1000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Number of shares of Common Stock, $10.00 par value, outstanding as of May 11, 2004: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended March 31, 2005 INDEX
Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited):
Report of Independent Registered Public Accounting Firm	2
Condensed Statements of Income for the Three Months
ended March 31, 2005 and 2004	3
Condensed Balance Sheets as of March 31, 2005
and December 31, 2004	4
Condensed Statements of Cash Flows for the
three months ended March 31, 2005 and 2004	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Narrative Analysis of the Results of Operations	11
Item 4. Controls and Procedures	14

Part II. Other Information:
Item 6. Exhibits	15

Signature	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of March 31, 2005, and the related condensed statements of income and cash flows  for each of the three-month periods ended March 31, 2005 and 2004 .  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004 and the related statements of income, share-owners’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama
May 13, 2005

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended
March 31
2005	2004

REVENUES
Premiums and policy fees	$14,631,801	$16,549,566
Reinsurance ceded	(8,754,119)	(10,350,957)
Premiums and policy fees, net of reinsurance ceded	5,877,682	6,198,609
Net investment income	9,874,639	9,933,930
Realized investment gains (losses)	(351,403)	240,458
Other income	(898)	13,054
	15,400,020	16,386,051
BENEFITS AND EXPENSES Benefits and settlement expenses (net of reinsurance ceded: three months: 2005 - $6,180,228; 2004 - $6,585,056)	6,644,573	7,356,998
Amortization of deferred policy acquisition costs	2,076,066	1,703,843
Other operating expenses (net of reinsurance ceded: three months: 2005 - $374,645; 2004 - $(20,278))	1,694,135	2,286,626
	10,414,774	11,347,467
INCOME BEFORE INCOME TAX	4,985,246	5,038,584
Income tax expense	1,779,109	1,758,494
NET INCOME	$3,206,137	$3,280,090

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

March 31	December 31
2005	2004

ASSETS Investments: Fixed maturities, at market (amortized cost: 2005 - $585,270,534; 2004 - $578,812,588)	$625,519,208	$625,095,231
Mortgage loans on real estate	1,123,237	1,177,521
Policy loans	51,954,737	52,994,451
Short-term investments	6,926,613	10
Total investments	685,523,795	679,267,213
Cash	0	10,337,198
Accrued investment income	9,511,259	10,825,632
Accounts and premiums receivable, net of allowance for uncollectible amounts	554,127	396,654
Reinsurance receivables	39,377,284	43,363,998
Deferred policy acquisition costs	93,538,197	93,107,390
Other assets	12,522	13,027
Assets related to separate accounts Variable Annuity	10,194,210	10,629,080
Total assets	$838,711,394	$847,940,192
LIABILITIES Policy liabilities and accruals: Future policy benefits and claims	$483,512,540	$486,995,573
Unearned premiums	6,522,976	7,513,955
Total policy liabilities and accruals	490,035,516	494,509,528
Annuity account balances	59,653,806	59,989,579
Other policyholders' funds	2,822,136	2,765,727
Funds held-coinsurance	21,656,743	25,713,359
Other liabilities	8,530,670	8,736,280
Accrued income taxes	890,803	(529,937)
Deferred income taxes	40,266,261	41,614,693
Liabilities related to separate accounts Variable Annuity	10,194,210	10,629,080
Total liabilities	634,050,145	643,428,309
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 2 SHARE-OWNERS' EQUITY Preferred Stock, $1.00 par value, shares authorized and issued: 2,000	2,000	2,000
Common Stock, $10.00 par value, shares authorized: 500,000 shares issued and outstanding: 250,000	2,500,000	2,500,000
Additional paid-in capital	171,386,324	171,386,324
Retained earnings	10,868,520	7,662,382
Accumulated other comprehensive income: Net unrealized gains on investments (net of income tax: 2005 - $10,717,757; 2004 - $12,363,711)	19,904,405	22,961,177
	204,661,249	204,511,883
	$838,711,394	$847,940,192

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended
March 31
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$3,206,137	$3,280,090
Adjustments to reconcile net income to net cash used in operating activities: Realized investment (gains) losses	351,403	(240,458)
Amortization of deferred policy acquisition costs	2,076,066	1,703,843
Capitalization of deferred policy acquisition costs	(1,157,821)	(739,930)
Deferred income tax	297,522	(95,066)
Accrued income tax	1,420,740	1,853,560
Interest credited to universal life and investment products	4,945,539	5,093,586
Policy fees assessed on universal life and investment products	(8,187,992)	(8,423,342)
Change in accrued investment income and other receivables	5,143,614	7,312,122
Change in policy liabilities and other policyholders' funds of traditional life and health products	(4,005,922)	(9,342,727)
Change in funds held-coinsurance	(4,056,616)	(6,781,391)
Change in other liabilities	(205,610)	1,011,439
Other, net	10,386	1,378
Net cash used in operating activities	(162,554)	(5,366,896)
CASH FLOWS FROM INVESTING ACTIVITIES Investments available for sale, net of short-term investments: Maturities and principal reductions of investments	7,378,761	13,497,992
Sale of investments	2,697,500	7,208,363
Cost of investments acquired	(16,913,300)	(17,833,197)
Change in mortgage loans, net	54,284	51,600
Change in policy loans, net	1,039,714	747,693
Change in short-term investments, net	(6,926,603)	(2,083)
Net cash (used in) provided by investing activities	(12,669,644)	3,670,368
CASH FLOWS FROM FINANCING ACTIVITIES Investment product deposits and change in universal life deposits	5,558,363	6,017,531
Investment product withdrawals	(3,063,363)	(1,911,373)
Net cash provided by financing activities	2,495,000	4,106,158
CHANGE IN CASH	(10,337,198)	2,409,630
CASH AT BEGINNING OF PERIOD	10,337,198	13,052,781
CASH AT END OF PERIOD	$0	$15,462,411

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America  (“GAAP”) for interim financial information and with the instructions to Form 10-Q and  Rule 10-01 of  Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and notes thereto included in the Company's annual report on  Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners' equity.

All outstanding shares of the Company’s common stock are owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation (“PLC”). All outstanding shares of the Company’s preferred stock are owned by PLC.

With respect to the unaudited condensed financial information of the Company for the three-month periods ended March 31, 2005 and 2004, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 13, 2005, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE 3 - OPERATING SEGMENTS

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

Annuities. The Annuities segment manufactures, sells, and supports fixed annuity products. The Annuities segment also supports variable annuity products sold in prior periods. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent insurance agents and brokers.

Asset Protection. The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

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

The following tables sets forth total revenue by segment, segment operating income, and assets for the period shown. Asset adjustments represent the inclusion of assets related to discontinued operations.

	Three Months Ended March 31
	2005	2004
Total Revenue
Life Marketing	$332,006	$126,969
Acquisitions	11,922,829	12,408,386
Annuities	1,072,912	1,247,379
Asset Protection	880,403	995,854
Corporate and Other	1,191,870	1,607,463
	$15,400,020	$16,386,051

	Three Months Ended March 31
	2005	2004
Segment Operating Income
Life Marketing	$285,415	$233,388
Acquisitions	2,986,585	2,787,410
Annuities	60,911	6,624
Asset Protection	465,033	225,063
Corporate and Other	1,538,705	1,545,641
Total segment operating income	5,336,649	4,798,126

Add back: realized investment gains (losses)	(351,403)	240,458
Income before income tax	4,985,246	5,038,584
Income tax expense	1,779,109	1,758,494
Net income	$3,206,137	$3,280,090

Operating Segment Assets
March 31, 2005
	Life Marketing	Acquisitions	Annuities

Investments and other assets	$8,895,508	$546,174,168	$58,513,051
Deferred policy acquisition costs	4,500,271	85,837,841	2,020,053
Total assets	$13,395,779	$632,012,009	$60,533,104

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$19,769,692	$111,700,963	$119,815	$745,173,197
Deferred policy acquisition costs	1,180,032			93,538,197
Total assets	$20,949,724	$111,700,963	$119,815	$838,711,394

Operating Segment Assets
December 31, 2004
	Life Marketing	Acquisitions	Annuities

Investments and other assets	$8,440,192	$558,422,751	$59,057,983
Deferred policy acquisition costs	4,094,472	85,663,856	2,090,306
Total assets	$12,534,664	$644,086,607	$61,148,289

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$23,408,930	$105,382,771	$120,175	$754,832,802
Deferred policy acquisition costs	1,258,756			93,107,390
Total assets	$24,667,686	$105,382,771	$120,175	$847,940,192

NOTE 4 - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at March 31, 2005, and for the three months then ended, the Company had capital and surplus of $110.2 million and net income of $4.1 million. At March 31, 2005, the asset valuation reserve held by the Company was $4.8 million.

NOTE 5 - COMPREHENSIVE INCOME

The following table sets forth the Company’s comprehensive income for the periods shown:

	Three Months Ended March 31
	2005	2004

Net Income	$3,206,137	$3,280,090
Change in net unrealized gains/losses on investments (net of income tax: three months: 2005 - $(1,768,945); 2004 - $4,393,931)	(3,285,184)	8,160,157
Reclassification adjustment for amounts included in net income (net of income tax: three months: 2005 - $122,991; 2004 - $(84,160))	228,412	(156,298)
Comprehensive income	$149,365	$11,283,949

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Protective Life and Annuity Insurance Company ("the Company"), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company’s preferred stock are owned by PLC. The Company is authorized to transact insurance business, as an insurance company or a reinsurance company, in 49 states, including New York.

In accordance with General Instruction H(2)(a), the Company includes the following analysis with the reduced disclosure format.

For a more complete understanding of the Company's business and its current period results, please read the following Management's Narrative Analysis of the Results of Operations in conjunction with the Company's latest annual report on Form 10-K and other filings with the SEC.

PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. PLC periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and makes adjustments to its segment reporting as needed. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Products, Annuities and Asset Protection. PLC has an additional segment referred to as Corporate and Other.

The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York. As of March 31, 2005, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Asset Protection,  Annuities and  Corporate and Other.

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

This report reviews the Company's financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," “may,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors which could affect future results.

The Company’s results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management's opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company's performance.

Revenues

The following table sets forth revenues by source for the periods shown:

	Three Months Ended March 31
	2005	2004

Premiums and policy fees, net of reinsurance	$5,877,682	$6,198,609
Net investment income	9,874,639	9,933,930
Realized investment gains (losses)	(351,403)	240,458
Other income (loss)	(898)	13,054
	$15,400,020	$16,386,051

Premiums and policy fees, net of reinsurance (“premiums and policy fees”) decreased $0.3 million or 5.2% in the first three months of 2005 from the first three months of 2004. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions were made in this Division in 2004 or the first three months of 2005, therefore decreases in older acquired policies resulted in a decrease of $0.4 million in the first three months of 2005 as compared with the first three months of 2004. The Asset Protection segment had a decrease of $0.1 million in premiums and policy fees in the first three months of 2005 compared to the same period of 2004. Premiums and policy fees in the Annuities segment remained relatively flat in the first three months of 2005 as compared to 2004, while premiums and policy fees in the Life Marketing segment increased $0.2 million for the same period.

Net investment income in the first three months of 2005 remained relatively unchanged from the corresponding period of the preceding year. The percentage earned on average cash and investments was 5.9% in the first three months of 2005 compared to 5.5% in the same period of 2004.

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

Realized investment losses were $0.4 million in the first three months of 2005 compared to realized investment gains of $0.2 million in the first three months of 2004. During the first three months of 2005, the Company recorded no other-than-temporary impairments on its investments as compared to $0.3 million in the first three months of 2004.

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

Income Before Income Tax and Segment Operating Income

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs  (DAC). Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operation income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a summary of results and reconciles segment operating income to net income:

	Three Months Ended March 31
	2005	2004	Change
Segment Operating Income
Life Marketing	$285,415	$233,388	22.3%
Acquisitions	2,986,585	2,787,410	7.1
Annuities	60,911	6,624	819.6
Asset Protection	465,033	225,063	106.6
Corporate and Other	1,538,705	1,545,641	(0.4)
	5,336,649	4,798,126

Realized investment gains (losses) - investments	(351,403)	240,458
Income tax expense	(1,779,109)	(1,758,494)
Net income	$3,206,137	$3,280,090	(2.3)

Net income for the first quarter of 2005 reflects strong growth in segment operating income, offset by lower net realized investment gains compared to the first quarter of 2004. Segment operating income for the first three months of 2005 increased 11.2% from the same period in 2004, while the Company recorded net realized investment losses of $0.4  million in the first quarter of 2005 compared to net realized investment gains of $0.2  million in the first quarter of 2005. Life Marketing’s operating income increased 22.3% from the first quarter of 2004, reflecting continued growth in life insurance in-force through new sales. The Acquisitions segment’s earnings for the quarter increased 7.1% primarily due to a 17.1% reduction in other operating expenses, partially offset by a 3.9% decline in revenues due to the normal runoff of the segment’s previously acquired blocks of business. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. There were no new acquisitions made in 2004 or in the first three months of 2005. Improvement in the equity markets and higher sales contributed to the increase in the Annuities segment’s earnings. Asset Protection segment operating income increased significantly over the first quarter of 2004, primarily due to improvements in all of the segment’s core product lines. The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Operating income for the Corporate and Other segment for the first quarter of 2005 remained relatively unchanged from the same quarter of 2004.

Income Taxes Expense

The following table sets forth the effective tax rates for the periods shown:

	Three Months Ended March 31
	2005	2004

Effective Income Tax Rates	35.7%	34.9%

The effective income tax rate for the full year of 2004 was 35.2%. Management's estimate of the effective income tax rate for the full year of 2005 is approximately 35.7%.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our President (Principal Executive Officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended March 31, 2005, that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

Exhibit 31(b) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 - Safe Harbor for Forward-Looking Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life and Annuity Insurance Company

Date: May 13, 2005
/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
(Duly authorized officer)