Form 10-Q
period 2005-06-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2005-08-15
CIK 1050566

FORM 10-Q ____________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Number of shares of Common Stock, $10.00 par value, outstanding as of August 15, 2004: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended June 30, 2005 INDEX
Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited):
Report of Independent Registered Public Accounting Firm	2
Condensed Statements of Income for the Three
and Six Months ended June 30, 2005 and 2004	3
Condensed Balance Sheets as of June 30, 2005
and December 31, 2004	4
Condensed Statements of Cash Flows for the
Six Months ended June 30, 2005 and 2004	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Narrative Analysis of the Results of Operations	11
Item 4. Controls and Procedures	14

Part II. Other Information:
Item 6. Exhibits	15

Signature	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of June 30, 2005, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004 and the related statements of income, share-owners’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2005, we expressed an unqualified opinion thereon. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 12, 2005

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended		Six Months Ended
June 30		June 30
2005	2004	2005	2004

REVENUES
Premiums and policy fees	$13,777,782	$15,375,419	$28,409,584	$31,924,986
Reinsurance ceded	(7,115,827)	(8,451,326)	(15,869,947)	(18,802,284)
Net of reinsurance ceded	6,661,955	6,924,093	12,539,637	13,122,702
Net investment income	10,004,674	10,415,975	19,879,313	20,349,905
Realized investment gains (losses)	16,055	(189,999)	(335,348)	50,459
Other income	17,114	7,569	16,216	20,623
Total revenues	16,699,798	17,157,638	32,099,818	33,543,689
BENEFITS AND EXPENSES Benefits and settlement expenses, net of reinsurance ceded: (three months: 2005 - $5,917,691; 2004 - $6,162,188 six months: 2005 - $12,097,919; 2004 - $12,747,244)	8,993,011	8,685,305	15,637,584	16,042,303
Amortization of deferred policy acquisition costs	2,265,910	1,669,371	4,341,976	3,373,214
Other operating expenses, net of reinsurance ceded: (three months: 2005 - $345,599; 2004 - $(121,227) six months: 2005 - $720,244; 2004 - $(141,505))	1,676,037	1,905,617	3,370,172	4,192,243
Total benefits and expenses	12,934,958	12,260,293	23,349,732	23,607,760
INCOME BEFORE INCOME TAX	3,764,840	4,897,345	8,750,086	9,935,929
Income tax expense	1,350,148	1,709,096	3,129,257	3,467,590
NET INCOME	$2,414,692	$3,188,249	$5,620,829	$6,468,339

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

June 30	December 31
2005	2004

ASSETS Investments: Fixed maturities, at market (amortized cost: 2005 - $581,655,630; 2004 - $578,812,588)	$643,770,663	$625,095,231
Equity securities, at market (cost: 2005 - $4,312,500)	4,365,000	0
Mortgage loans on real estate	1,060,847	1,177,521
Policy loans	51,205,997	52,994,451
Short-term investments	22	10
Total investments	700,402,529	679,267,213
Cash	4,326,054	10,337,198
Accrued investment income	10,881,174	10,825,632
Accounts and premiums receivable, net	331,826	396,654
Reinsurance receivables	35,250,565	43,363,998
Deferred policy acquisition costs	87,499,656	93,107,390
Other assets	12,173	13,027
Assets related to separate accounts Variable Annuity	10,085,650	10,629,080
Total assets	$848,789,627	$847,940,192
LIABILITIES Policy liabilities and accruals: Future policy benefits and claims	$482,444,441	$486,995,573
Unearned premiums	5,834,780	7,513,955
Total policy liabilities and accruals	488,279,221	494,509,528
Annuity account balances	58,597,221	59,989,579
Other policyholders' funds	2,698,917	2,765,727
Funds held-coinsurance	18,229,008	25,713,359
Other liabilities	6,087,966	8,736,280
Accrued income taxes	867,540	(529,937)
Deferred income taxes	45,671,403	41,614,693
Liabilities related to separate accounts Variable Annuity	10,085,650	10,629,080
Total liabilities	630,516,926	643,428,309
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 2 SHARE-OWNERS' EQUITY Preferred Stock, $1.00 par value, shares authorized and issued: 2,000	2,000	2,000
Common Stock, $10.00 par value, shares authorized: 500,000 shares issued and outstanding: 250,000	2,500,000	2,500,000
Additional paid-in capital	171,386,324	171,386,324
Retained earnings	13,283,211	7,662,382
Accumulated other comprehensive income: Net unrealized gains on investments, net of income tax: (2005 - $16,746,782; 2004 - $12,363,711)	31,101,166	22,961,177
	218,272,701	204,511,883
	$848,789,627	$847,940,192

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$5,620,829	$6,468,339
Adjustments to reconcile net income to net cash used in operating activities: Realized investment (gains) losses	335,348	(50,459)
Amortization of deferred policy acquisition costs	4,341,976	3,373,214
Capitalization of deferred policy acquisition costs	(2,207,067)	(1,778,133)
Deferred income tax	(262,905)	(191,513)
Accrued income tax	1,397,477	1,159,103
Interest credited to universal life and investment products	10,639,647	10,374,674
Policy fees assessed on universal life and investment products	(16,338,679)	(16,771,184)
Change in accrued investment income and other receivables	8,122,719	15,134,446
Change in policy liabilities and other policyholders' funds of traditional life and health products	(5,989,442)	(12,813,185)
Change in funds held-coinsurance	(7,484,351)	(12,985,855)
Change in other liabilities	(2,648,314)	(7,710,091)
Other, net	46,347	2,748
Net cash used in operating activities	(4,426,415)	(15,787,896)
CASH FLOWS FROM INVESTING ACTIVITIES Investments available for sale, net of short-term investments: Maturities and principal reductions of investments	15,972,815	21,559,858
Sale of investments	10,768,023	8,208,363
Cost of investments acquired	(34,229,682)	(24,652,394)
Change in mortgage loans, net	116,674	104,453
Change in policy loans, net	1,788,454	806,918
Change in short-term investments, net	(12)	(4,163)
Net cash (used in) provided by investing activities	(5,583,728)	6,023,035
CASH FLOWS FROM FINANCING ACTIVITIES Investment product deposits and change in universal life deposits	12,232,844	12,378,260
Investment product withdrawals	(8,233,845)	(5,697,213)
Net cash provided by financing activities	3,998,999	6,681,047
CHANGE IN CASH	(6,011,144)	(3,083,814)
CASH AT BEGINNING OF PERIOD	10,337,198	13,052,781
CASH AT END OF PERIOD	$4,326,054	$9,968,967

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

With respect to the unaudited condensed financial information of the Company for the three-month and six-month periods ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 12, 2005, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

A number of civil jury verdicts have been returned against insurers, broker dealers,  and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

NOTE 3 - OPERATING SEGMENTS

PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each of PLC’s segments the Company is involved in follows:

•
The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the BOLI market.

•	The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

•
The Annuities segment manufactures, sells, and supports fixed annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent insurance agents and brokers. The Annuities segment also supports variable annuity products sold in prior periods.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while deferred policy acquisition costs are shown in the segments to which they are attributable.There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Life Marketing	$210,071	$66,034	$542,078	$193,003
Acquisitions	12,810,555	13,156,789	24,733,384	25,565,175
Annuities	1,071,582	1,071,240	2,144,493	2,318,619
Asset Protection	846,309	940,896	1,726,712	1,936,750
Corporate and Other	1,761,281	1,922,679	2,953,151	3,530,142
Total revenues	$16,699,798	$17,157,638	$32,099,818	$33,543,689

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Segment Operating Income
Life Marketing	$309,081	$158,076	$594,498	$391,464
Acquisitions	1,857,454	2,797,656	4,844,039	5,585,066
Annuities	(429,105)	(59,466)	(368,194)	(52,842)
Asset Protection	267,929	108,609	732,961	333,672
Corporate and Other	1,743,426	2,082,469	3,282,130	3,628,110
Total segment operating income	3,748,785	5,087,344	9,085,434	9,885,470

Add back: realized investment gains (losses)	16,055	(189,999)	(335,348)	50,459
Income before income tax	3,764,840	4,897,345	8,750,086	9,935,929
Income tax expense	1,350,148	1,709,096	3,129,257	3,467,590
Net income	$2,414,692	$3,188,249	$5,620,829	$6,468,339

Operating Segment Assets June 30, 2005
	Life Marketing	Acquisitions	Annuities
Investments and other assets	$8,614,384	$566,988,151	$58,127,187
Deferred policy acquisition costs	4,906,587	79,840,571	1,610,038
Total assets	$13,520,971	$646,828,722	$59,737,225

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$17,232,699	$110,202,873	$124,677	$761,289,971
Deferred policy acquisition costs	1,142,460	0	0	87,499,656
Total assets	$18,375,159	$110,202,873	$124,677	$848,789,627

Operating Segment Assets December 31, 2004
	Life Marketing	Acquisitions	Annuities

Investments and other assets	$8,440,192	$558,422,751	$59,057,983
Deferred policy acquisition costs	4,094,472	85,663,856	2,090,306
Total assets	$12,534,664	$644,086,607	$61,148,289

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$23,408,930	$105,382,771	$120,175	$754,832,802
Deferred policy acquisition costs	1,258,756	0	0	93,107,390
Total assets	$24,667,686	$105,382,771	$120,175	$847,940,192

NOTE 4 - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2005, and for the six months then ended, the Company had capital and surplus of $113.6 million and net income of $7.9 million. At June 30, 2005, the asset valuation reserve held by the Company was $5.3 million.

NOTE 5 - COMPREHENSIVE INCOME

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net Income	$2,414,692	$3,188,249	$5,620,829	$6,468,339
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2005 - $6,034,645; 2004 - $(8,799,392) six months: 2005 - $4,265,699; 2004 - $(4,405,462))	11,207,197	(16,341,728)	7,922,013	(8,181,572)
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2005 - $(5,619); 2004 - $66,500 six months: 2005 - $117,372; 2004 - $(17,661))	(10,436)	123,499	217,976	(32,798)
Comprehensive income (loss)	$13,611,453	$(13,029,980)	$13,760,818	$(1,746,031)

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis should be read in its entirety, since it contains detailed information that is important to understanding the Company’s results and financial condition. The Overview below is qualified in its entirety by the full Management’s Discussion and Analysis.

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

Protective Life and Annuity Insurance Company (the “Company"), a stock life insurance company, was founded in 1978. Since 1983, all outstanding shares of the Company’s common stock have been owned by Protective Life Insurance Company (“Protective”), which is a wholly owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". All outstanding shares of the Company’s preferred stock are owned by PLC. The Company is authorized to transact insurance business, as an insurance company or a reinsurance company, in 49 states, including New York. The Company, since it is licensed in the State of New York, is the entity through which PLC markets, distributes, and services insurance and annuity products in New York.

PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Products, Annuities and Asset Protection. PLC has an additional segment referred to as Corporate and Other, which consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt.) As of June 30, 2005, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Asset Protection, Annuities and Corporate and Other. PLC periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and makes adjustments to its segment reporting as needed.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

This report reviews the Company's financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors that could affect future results.

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

Revenues

The following table sets forth revenues by source for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Premiums and policy fees, net of reinsurance ceded	$6,661,955	$6,924,093	$12,539,637	$13,122,702
Net investment income	10,004,674	10,415,975	19,879,313	20,349,905
Realized investment gains (losses)	16,055	(189,999)	(335,348)	50,459
Other income	17,114	7,569	16,216	20,623
	$16,699,798	$17,157,638	$32,099,818	$33,543,689

Premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”) decreased $0.6 million or 4.4% in the first six months of 2005 from the first six months of 2004. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions have been made in this segment since 2002, resulting in a decrease of $0.6 million in the first six months of 2005 as compared with the first six months of 2004. The Asset Protection segment had a decrease of $0.2 million in premiums and policy fees in the first six months of 2005 compared to the same period of 2004. Premiums and policy fees in the Annuities segment remained relatively flat in the first six months of 2005 as compared to 2004, while premiums and policy fees in the Life Marketing segment increased $0.4 million for the same period.

Net investment income in the first six months of 2005 decreased $0.5 million or 2.3% from the corresponding period of the preceding year. While the percentage earned on average cash and investments was 6.0% in both the first six months of 2005 and 2004, the average invested assets has declined, causing the slight decline in net investment income.

The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale."

Realized investment losses were $0.3 million in the first six months of 2005 compared to realized investment gains of $0.1 million in the first six months of 2004. During the first six months of 2005, the Company recorded no other-than-temporary impairments on its investments as compared to $0.2 million in the first six months of 2004.

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

Income Before Income Tax and Segment Operating Income

In the following discussion, segment operating income is defined as income before income tax, adjusted to exclude net realized investment gains and losses. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operation income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a summary of results and reconciles segment operating income to net income:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
Segment Operating Income
Life Marketing	$309,081	$158,076	95.5%	$594,498	$391,464	51.9%
Acquisitions	1,857,454	2,797,656	(33.6)	4,844,039	5,585,066	(13.3)
Annuities	(429,105)	(59,466)	(621.6)	(368,194)	(52,842)	(596.8)
Asset Protection	267,929	108,609	146.7	732,961	333,672	119.7
Corporate and Other	1,743,426	2,082,469	(16.3)	3,282,130	3,628,110	(9.5)
	3,748,785	5,087,344	(26.3)	9,085,434	9,885,470	(8.1)

Realized investment gains (losses)	16,055	(189,999)		(335,348)	50,459
Income tax expense	1,350,148	1,709,096		3,129,257	3,467,590
Net income	$2,414,692	$3,188,249	(24.3)	$5,620,829	$6,468,339	(13.1)

Segment operating income for the first six months of 2005 decreased 8.1% from the same period in 2004, while the Company recorded net realized investment losses of $0.3 million in the first six months of 2005 compared to net realized investment gains of $0.1 million in the first six months of 2004. Life Marketing’s operating income increased 51.9% from the six months ended June 30, 2004, reflecting continued growth in life insurance in-force through new sales. The Acquisitions segment’s earnings for the first six months of 2005 decreased 13.3% primarily due to the normal runoff of the segment’s previously acquired blocks of business. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. No acquisitions have been made in this segment since 2002. The Annuities segment’s operating loss for the first six months of 2005 increased $0.3 million over the corresponding period in 2004 primarily due to increased amortization of deferred policy acquisition costs relating to a more precise method of allocating these costs to the Company. Asset Protection segment operating income increased significantly over the first six months of 2004, primarily due to improvements in all of the segment’s core product lines. The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Operating income for the Corporate and Other segment for the first six months of 2005 decreased $0.3 million or 9.5% from the same period of 2004 primarily due to decreased net investment income on unallocated capital.

Income Taxes

The following table sets forth the effective tax rates for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Effective Income Tax Rates	35.9%	34.9%	35.8%	34.9%

The effective income tax rate for the full year of 2004 was 35.2%. Management's estimate of the effective income tax rate for the full year of 2005 is approximately 35.7%.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our President (Principal Executive Officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended June 30, 2005, that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
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

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

Date:  August 15, 2005  /s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
(Duly authorized officer)