Form 10-Q
period 2005-09-30
PROTECTIVE LIFE & ANNUITY INSURANCE CO
filed 2005-11-14
CIK 1050566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM__ TO __
Commission File Number 333-42425
Protective Life and Annuity Insurance Company
(Exact name of registrant as specified in its charter)
Alabama (State of Incorporation)	63-0761690 (IRS Employer Identification No.)
2801 Highway 280 South Birmingham, Alabama 35223 (Address of principal executive offices and zip code)
(205) 268-1000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares of Common Stock, $10.00 par value, outstanding as of November 14, 2005: 250,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended September 30, 2005 INDEX

Part I. Financial Information:
Item 1. Financial Statements (unaudited):
Report of Independent Registered Public Accounting Firm
Condensed Statements of Income for the Three
and Nine Months ended September 30, 2005 and 2004
Condensed Balance Sheets as of September 30, 2005
and December 31, 2004
Condensed Statements of Cash Flows for the
Nine Months ended September 30, 2005 and 2004
Notes to Condensed Financial Statements

Item 2. Management’s Narrative Analysis of the Results of Operations
Item 4. Controls and Procedures

Part II. Other Information:
Item 6. Exhibits

Signature

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owners
Protective Life and Annuity Insurance Company

We have reviewed the accompanying condensed balance sheet of Protective Life and Annuity Insurance Company as of September 30, 2005, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
November 14, 2005

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended		Nine Months Ended
September 30		September 30
2005	2004	2005	2004

REVENUES
Premiums and policy fees	$13,838,468	$15,131,853	$42,248,052	$47,056,839
Reinsurance ceded	(7,721,681)	(8,915,447)	(23,591,628)	(27,717,731)
Net of reinsurance ceded	6,116,787	6,216,406	18,656,424	19,339,108
Net investment income	9,734,160	9,871,369	29,613,473	30,221,274
Realized investment gains (losses)	0	367,756	(335,348)	418,215
Other income	9,282	17,303	25,498	37,926
Total revenues	15,860,229	16,472,834	47,960,047	50,016,523
BENEFITS AND EXPENSES Benefits and settlement expenses, net of reinsurance ceded: (three months: 2005 - $5,909,039; 2004 - $6,530,338 nine months: 2005 - $18,006,959; 2004 - $19,277,582)	7,829,121	8,537,530	23,466,705	24,579,833
Amortization of deferred policy acquisition costs	2,000,606	1,793,515	6,342,582	5,166,729
Other operating expenses, net of reinsurance ceded: (three months: 2005 - $375,882; 2004 - $290,685 nine months: 2005 - $1,096,126; 2004 - $149,180)	1,486,440	1,971,461	4,856,612	6,163,704
Total benefits and expenses	11,316,167	12,302,506	34,665,899	35,910,266
INCOME BEFORE INCOME TAX	4,544,062	4,170,328	13,294,148	14,106,257
Income tax expense	1,601,453	1,354,306	4,730,710	4,821,896
NET INCOME	$2,942,609	$2,816,022	$8,563,438	$9,284,361

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

September 30	December 31
2005	2004

ASSETS Investments: Fixed maturities, at market (amortized cost: 2005 - $586,172,821; 2004 - $578,812,588)	$627,026,149	$625,095,231
Equity securities, at market (cost: 2005 - $4,312,500)	4,456,875	0
Mortgage loans on real estate	1,011,277	1,177,521
Policy loans	50,989,920	52,994,451
Short-term investments	5,065,213	10
Total investments	688,549,434	679,267,213
Cash	0	10,337,198
Accrued investment income	9,548,855	10,825,632
Accounts and premiums receivable, net	312,386	396,654
Reinsurance receivables	31,602,128	43,363,998
Deferred policy acquisition costs	91,112,439	93,107,390
Other assets	12,174	13,027
Assets related to separate accounts Variable Annuity	10,069,076	10,629,080
Total assets	$831,206,492	$847,940,192
LIABILITIES Policy liabilities and accruals: Future policy benefits and claims	$478,629,155	$486,995,573
Unearned premiums	5,071,569	7,513,955
Total policy liabilities and accruals	483,700,724	494,509,528
Annuity account balances	61,439,059	59,989,579
Other policyholders' funds	2,688,455	2,765,727
Funds held-coinsurance	14,424,001	25,713,359
Other liabilities	6,065,689	8,736,280
Accrued income taxes	2,166,883	(529,937)
Deferred income taxes	40,165,950	41,614,693
Liabilities related to separate accounts Variable Annuity	10,069,076	10,629,080
Total liabilities	620,719,837	643,428,309
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 2 SHARE-OWNERS' EQUITY Preferred Stock, $1.00 par value, shares authorized and issued: 2,000	2,000	2,000
Common Stock, $10.00 par value, shares authorized: 500,000 shares issued and outstanding: 250,000	2,500,000	2,500,000
Additional paid-in capital	171,386,323	171,386,324
Retained earnings	16,225,820	7,662,382
Accumulated other comprehensive income: Net unrealized gains on investments, net of income tax: (2005 - $10,969,814; 2004 - $12,363,711)	20,372,512	22,961,177
	210,486,655	204,511,883
	$831,206,492	$847,940,192

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$8,563,438	$9,284,361
Adjustments to reconcile net income to net cash used in operating activities: Realized investment (gains) losses	335,348	(418,215)
Amortization of deferred policy acquisition costs	6,342,582	5,166,729
Capitalization of deferred policy acquisition costs	(3,156,249)	(3,030,569)
Deferred income tax	34,533	(543,904)
Accrued income tax	2,696,820	0
Interest credited to universal life and investment products	17,313,552	15,559,193
Policy fees assessed on universal life and investment products	(24,479,755)	(25,010,058)
Change in accrued investment income and other receivables	13,122,915	19,991,624
Change in policy liabilities and other policyholders' funds of traditional life and health products	(10871,464)	(16,173,848)
Change in funds held-coinsurance	(11,289,358)	(18,969,549)
Change in other liabilities	(2,670,592)	(5,993,562)
Other, net	42,306	2,825
Net cash used in operating activities	(4,015,924)	(20,134,973)
CASH FLOWS FROM INVESTING ACTIVITIES Investments available for sale, net of short-term investments: Maturities and principal reductions of investments	26,548,924	30,561,277
Sale of investments	3,708,960	15,736,724
Cost of investments acquired	(42,285,802)	(25,169,119)
Change in mortgage loans, net	166,244	158,784
Change in policy loans, net	2,004,532	791,740
Change in short-term investments, net	(5,065,203)	(10,128,061)
Net cash (used in) provided by investing activities	(14,922,345)	11,951,345
CASH FLOWS FROM FINANCING ACTIVITIES Investment product deposits and change in universal life deposits	19,517,451	20,040,279
Investment product withdrawals	(10,916,380)	(7,702,497)
Net cash provided by financing activities	8,601,071	12,337,782
CHANGE IN CASH	(10,337,198)	4,154,154
CASH AT BEGINNING OF PERIOD	10,337,198	13,052,781
CASH AT END OF PERIOD	$0	$17,206,935

See notes to condensed financial statements

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Protective Life and Annuity Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

With respect to the unaudited condensed financial information of the Company for the three-month and nine-month periods ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 14, 2005, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

A number of civil jury verdicts have been returned against insurers, broker dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business is involved in such litigation and arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

NOTE 3 - OPERATING SEGMENTS

PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each of PLC’s segments the Company is involved in follows:

•
The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and "bank owned life insurance" ("BOLI") products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the BOLI market.

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

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (“GAP”) product.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Life Marketing	$183,489	$120,028	$725,567	$313,031
Acquisitions	12,198,036	12,380,590	36,931,420	37,945,765
Annuities	1,108,440	1,044,270	3,252,933	3,362,889
Asset Protection	883,791	956,121	2,610,503	2,892,871
Corporate and Other	1,486,473	1,971,825	4,439,624	5,501,967
Total revenues	$15,860,229	$16,472,834	$47,960,047	$50,016,523

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Segment Operating Income
Life Marketing	$85,195	$177,661	$679,693	$569,125
Acquisitions	2,758,218	1,788,166	7,602,257	7,373,232
Annuities	(22,517)	76,838	(390,711)	23,996
Asset Protection	239,861	222,585	972,822	556,257
Corporate and Other	1,483,305	1,537,322	4,765,435	5,165,432
Total segment operating income	4,544,062	3,802,572	13,629,496	13,688,042

Add back: realized investment gains (losses)	0	367,756	(335,348)	418,215
Income before income tax	4,544,062	4,170,328	13,294,148	14,106,257
Income tax expense	1,601,453	1,354,306	4,730,710	4,821,896
Net income	$2,942,609	$2,816,022	$8,563,438	$9,284,361

                                                      Operating Segment Assets
                                                                                                   September 30, 2005
	Life Marketing	Acquisitions	Annuities

Investments and other assets	$9,477,041	$540,106,101	$58,670,073
Deferred policy acquisition costs	5,192,249	83,179,875	1,645,800
Total assets	$14,669,290	$623,285,976	$60,315,873

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$14,446,092	$117,279,372	$115,374	$740,094,053
Deferred policy acquisition costs	1,094,515	0	0	91,112,439
Total assets	$15,540,607	$117,279,372	$115,374	$831,206,492

                                                                                                        Operating Segment Assets
                                                                                                       December 31, 2004
	Life Marketing	Acquisitions	Annuities

Investments and other assets	$8,440,192	$558,422,751	$59,057,983
Deferred policy acquisition costs	4,094,472	85,663,856	2,090,306
Total assets	$12,534,664	$644,086,607	$61,148,289

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$23,408,930	$105,382,771	$120,175	$754,832,802
Deferred policy acquisition costs	1,258,756	0	0	93,107,390
Total assets	$24,667,686	$105,382,771	$120,175	$847,940,192

NOTE 4 - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2005, and for the nine months then ended, the Company had capital and surplus of $117.3 million and net income of $11.3 million. At September 30, 2005, the asset valuation reserve held by the Company was $5.0 million.

NOTE 5 - COMPREHENSIVE INCOME

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net Income	$2,942,609	$2,816,022	$8,563,438	$9,284,361
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2005 - $(5,776,968); 2004 - $6,964,464 nine months: 2005 - $(1,511,268); 2004 - $2,559,002)	(10,728,654)	12,934,004	(2,806,641)	4,752,433
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2005 - $0; 2004 - $(128,715) nine months: 2005 - $117,372; 2004 - $(146,375))	0	(239,041)	217,976	(271,840)
Comprehensive income (loss)	$(7,786,045)	$15,510,985	$5,974,773	$13,764,954

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Narrative Analysis should be read in its entirety, since it contains detailed information that is important to understanding the Company’s results and financial condition.

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

PLC, through its subsidiaries, provides financial services through the production, distribution, and administration of insurance and investment products. PLC, through its subsidiaries, operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. PLC’s operating segments are Life Marketing, Acquisitions, Stable Value Products, Annuities and Asset Protection. PLC has an additional segment referred to as Corporate and Other, which consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt.) As of September 30, 2005, the Company was involved in the businesses of four of PLC’s operating segments: Life Marketing, Acquisitions, Asset Protection, Annuities and Corporate and Other. PLC periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and makes adjustments to its segment reporting as needed.

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

Revenues

The following table sets forth revenues by source for the periods shown:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Premiums and policy fees, net of reinsurance ceded	$6,116,787	$6,216,406	$18,656,424	$19,339,108
Net investment income	9,734,160	9,871,369	29,613,473	30,221,274
Realized investment gains (losses)	0	367,756	(335,348)	418,215
Other income	9,282	17,303	25,498	37,926
Total revenues	$15,860,229	$16,472,834	$47,960,047	$50,016,523

Premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”), decreased $0.7 million or 3.5% in the first nine months of 2005 from the first nine months of 2004. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No acquisitions have been made in this segment since 2002, resulting in a decrease of $0.8 million in the first nine months of 2005 as compared with the first nine months of 2004. The Asset Protection segment had a decrease of $0.3 million in premiums and policy fees in the first nine months of 2005 compared to the same period of 2004. Premiums and policy fees in the Annuities segment remained relatively flat in the first nine months of 2005 as compared to 2004, while premiums and policy fees in the Life Marketing segment increased $0.4 million for the same period due to growth in life insurance in-force achieved over the last several quarters and an increase in retention levels on certain newly written products.

Net investment income in the first nine months of 2005 decreased $0.6 million or 2.0% from the corresponding period of the preceding year. While the percentage earned on average cash and investments was 6.0% in both the first nine months of 2005 and 2004, the average invested assets has declined, causing the slight decline in net investment income.

The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale."

Realized investment losses were $0.3 million in the first nine months of 2005 compared to realized investment gains of $0.4 million in the first nine months of 2004. During the first nine months of 2005, the Company recorded no other-than-temporary impairments on its investments as compared to $0.2 million in the first nine months of 2004.

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

The following table presents a summary of results and reconciles segment operating income to net income:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Segment Operating Income
Life Marketing	$85,195	$177,661	(52.0)%	$679,693	$569,125	19.4%
Acquisitions	2,758,218	1,788,166	54.2	7,602,257	7,373,232	3.1
Annuities	(22,517)	76,838	(129.3)	(390,711)	23,996	(1,728.2)
Asset Protection	239,861	222,585	7.8	972,822	556,257	74.9
Corporate and Other	1,483,305	1,537,322	(3.5)	4,765,435	5,165,432	(7.7)
Total segment operating income	4,544,062	3,802,572	19.5	13,629,496	13,688,042	(0.4)

Realized investment gains (losses)	0	367,756		(335,348)	418,215
Income tax expense	1,601,453	1,354,306		4,730,710	4,821,896
Net income	$2,942,609	$2,816,022	4.5	$8,563,438	$9,284,361	(7.8)

Segment operating income for the first nine months of 2005 decreased slightly from the same period in 2004, while the Company recorded net realized investment losses of $0.3 million in the first nine months of 2005 compared to net realized investment gains of $0.4 million in the first nine months of 2004. Life Marketing’s operating income increased 19.4% from the nine months ended September 30, 2004, reflecting continued growth in life insurance in-force through new sales. The Acquisitions segment’s earnings for the first nine months of 2005 increased 3.1% primarily due to lower commissions, reductions in other general expenses, and reinsurance payments. Earnings from the Acquisitions segment are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. No acquisitions have been made in this segment since 2002. The Annuities segment recorded an operating loss for the first nine months of 2005 compared to a small gain in the corresponding period in 2004 primarily due to increased amortization of deferred policy acquisition costs relating to a more precise method of allocating these costs to the Company. Asset Protection segment operating income increased significantly over the first nine months of 2004, primarily due to improvements in all of the segment’s core product lines. The Corporate and Other segment consists of net investment income and expenses not identified with the preceding business segments. Operating income for the Corporate and Other segment for the first nine months of 2005 decreased $0.4 million or 7.7% from the same period of 2004 primarily due to decreased net investment income on unallocated capital.

Income Taxes

The following table sets forth the effective tax rates for the periods shown:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Effective Income Tax Rates	35.2%	34.9%	35.6%	34.9%

The effective income tax rate for the full year of 2004 was 35.2%. Management's estimate of the effective income tax rate for the full year of 2005 is approximately 35.6%.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our President (Principal Executive Officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended September 30, 2005, that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

PROTECTIVE LIFE AND ANNUITY INSURANCE COMPANY

Date: November 14, 2005  /s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
(Duly authorized officer)